Form 10-Q
period 2021-06-30
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2021-08-13
CIK 1847360

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-40609

1895 Bancorp of Wisconsin, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	61-1993378
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7001 West Edgerton Avenue Greenfield, Wisconsin	53220
(Address of Principal Executive Offices)	(Zip Code)
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
of the Exchange Act).    YES  ☐     NO  ☒
6,405,204 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of August 10, 2021.

1895 Bancorp of Wisconsin, Inc.
Form
10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and due from banks	$144,491	$87,977
Fed funds sold	1,326	4,549

Cash and cash equivalents	145,817	92,526
Marketable equity securities, stated at fair value	3,419	2,992
Available for sale securities, stated at fair value	91,406	58,703
Loans held for sale	1,340	2,484
Loans, net	330,903	329,073
Premises and equipment, net	6,038	6,275
Mortgage servicing rights, net	2,109	1,806
Federal Home Loan Bank (FHLB) stock, at cost	3,032	3,032
Accrued interest receivable	879	912
Cash value of life insurance	13,686	13,485
Other assets	6,948	5,469

TOTAL ASSETS	$605,577	$516,757

Liabilities and Stockholders’ Equity
Deposits	466,184	379,848
Advance payments by borrowers for taxes and insurance	9,167	2,737
FHLB advances	63,423	68,398
Accrued interest payable	130	183
Other liabilities	6,373	5,583

Total liabilities	545,277	456,749

Common stock (par value $0.01 per share) Authorized—90,000,000 shares at June 30, 2021 and December 31, 2020 Issued—4,967,271 at June 30, 2021 and 4,961,626 at December 31, 2020 (includes 79,394 and 84,949 unvested shares, respectively) Outstanding – 4,840,046 at June 30, 2021 and 4,834,401 at December 31, 2020 (includes 79,394 and 84,949 unvested shares, respectively)	49	49
Additional paid-in capital	20,188	20,134
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 157,976 and 161,486 shares at June 30, 2021 and December 31, 2020, respectively	(1,580)	(1,615)
Less treasury stock at cost, 127,225 shares at June 30, 2021 and December 31, 2020	(1,228)	(1,228)
Retained earnings	42,000	41,530
Accumulated other comprehensive income, net of income taxes	871	1,138

Total stockholders’ equity	60,300	60,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$605,577	$516,757

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) – Unaudited

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$3,125	$3,197	$6,418	$6,610
Securities, taxable	335	381	603	788
Other	51	8	107	48

Total interest and dividend income	3,511	3,586	7,128	7,446

Interest expense:
Interest-bearing deposits	193	615	449	1,465
Borrowed funds	200	200	400	309

Total interest expense	393	815	849	1,774

Net interest income	3,118	2,771	6,279	5,672
Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	3,118	2,771	6,279	5,672

Noninterest income:
Service charges and other fees	249	160	470	363
Loan servicing, net	193	(126)	767	(139)
Net gain on sale of loans	347	1,075	913	1,728
Net gain on sale of securities	—	—	12	7
Increase in cash surrender value of insurance	101	99	201	198
Unrealized gain on marketable equity securities	241	396	372	72
Other	3	19	8	—

Total noninterest income	1,134	1,623	2,743	2,229

Noninterest expense:
Salaries and employee benefits	2,698	2,403	5,153	4,087
Foreclosed assets, net	—	1	—	(8)
Advertising and promotions	14	40	32	72
Data processing	208	184	405	367
Occupancy and equipment	361	324	734	697
FDIC assessment	35	31	68	50
Other	1,045	992	2,058	1,783

Total noninterest expense	4,361	3,975	8,450	7,048

(Loss) income before income taxes	(109)	419	572	853
Income tax (benefit) expense	(58)	225	102	372

Net (loss) income	$(51)	$194	$470	$481

Earnings per common share:
Basic	$(0.01)	$0.04	$0.10	$0.11

Diluted	$(0.01)	$0.04	$0.10	$0.11

Average common shares outstanding:
Basic	4,599,878	4,519,978	4,594,314	4,521,953
Diluted	4,682,634	4,553,546	4,656,037	4,555,295
See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands) - Unaudited

	Three months ended June 30		Six months ended June 30
	2021	2020	2021	2020
Net (loss) income	$(51)	$194	$470	$481

Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	447	2,503	(354)	2,340
Reclassification adjustment for gains realized in net income	—	—	(12)	(7)

Other comprehensive income (loss) before tax effect	447	2,503	(366)	2,333
Tax effect of other comprehensive income (loss) items	120	676	(99)	630

Other comprehensive income (loss), net of tax	327	1,827	(267)	1,703

Comprehensive income	$276	$2,021	$203	$2,184

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands) - Unaudited

	Common stock	Additional paid-in capital	Treasury Stock	Unallocated common stock of ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance as of January 1, 2020	$49	$19,981	$—	$(1,685)	$40,213	$107	$58,665
Net income	—	—	—	—	287	—	287
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	—	—	(175)	—	—	—	(175)
Other comprehensive loss	—	—	—	—	—	(124)	(124)
ESOP shares committed to be released (1,755 shares)	—	1	—	17	—	—	18

Balance as of March 31, 2020	$49	$19,982	$(175)	$(1,668)	$40,500	$(17)	$58,671

Net income	—	—	—	—	194	—	194
Other comprehensive income	—	—	—	—	—	1,827	1,827
Repurchase of 1895 Bancorp of Wisconsin, Inc. common stock (25,476 shares repurchased)	—	—	(231)	—	—	—	(231)
ESOP shares committed to be released (1,755 shares)	—	(4)	—	18	—	—	14
Stock compensation expense	—	44	—	—	—	—	44

Balance as of June 30, 2020	$49	$20,022	$(406)	$(1,650)	$40,694	$1,810	$60,519

Balance as of January 1, 2021	$49	$20,134	$(1,228)	$(1,615)	$41,530	$1,138	$60,008
Net income	—	—	—	—	521	—	521
Other comprehensive loss	—	—	—	—	—	(594)	(594)
Purchase of treasury stock	—	—	(15)	—	—	—	(15)
ESOP shares committed to be released (1,755 shares)	—	3	—	18	—	—	21
Issuance of treasury stock – stock compensation plan	—	(15)	15	—	—	—	—
Stock compensation expense	—	58	—	—	—	—	58

Balance as of March 31, 2021	$49	$20,180	$(1,228)	$(1,597)	$42,051	$544	$59,999

Net loss	—	—	—	—	(51)	—	(51)
Other comprehensive income	—	—	—	—	—	327	327
ESOP shares committed to be released (1,755 shares)		13		17			30
Retirement of common stock	—	(70)	—	—	—	—	(70)
Stock compensation expense	—	65	—	—	—	—	65

Balance as of June 30, 2021	$49	$20,188	$(1,228)	$(1,580)	$42,000	$871	$60,300

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six months ended June 30,
	2021	2020
	(unaudited)
Cash flows from operating activities:
Net income	$470	$481
Adjustments to reconcile net income to net cash from operating activities:
Net amortization of investment securities	15	134
Depreciation	331	329
Net loss on sale of premises and equipment	—	33
Change in fair value of marketable equity securities	(372)	(72)
Net gain on sale of available for sale securities	(12)	(7)
Stock compensation expense	123	44
Adjustment to mortgage servicing rights valuation	(369)	570
Provision for deferred income tax	102	740
Originations of mortgage loans held for sale	(67,969)	(103,968)
Proceeds from sales of mortgage loans held for sale	70,026	100,783
Net gain on sale of mortgage loans held for sale	(913)	(1,728)
ESOP compensation	51	32
Net change in cash value of life insurance	(201)	(198)
Changes in operating assets and liabilities:
Mortgage servicing rights	66	15
Accrued interest receivable and other assets	(1,492)	(764)
Accrued interest payable and other liabilities	667	(744)

Net cash provided by (used in) operating activities	523	(4,320)

Cash Flows From Investing Activities
Proceeds from sales of available for sale securities	1,018	279
Maturities, prepayments, and calls of available for sale securities	5,116	7,825
Purchases of available for sale securities	(39,218)	—
Net increase in loans	(1,830)	(10,360)
Net capital expenditures for premises and equipment	(94)	(158)
Net increase in Federal Home Loan Bank stock	—	(2,120)

Net cash used in investing activities	(35,008)	(4,534)

Cash Flows From Financing Activities
Net increase in deposits	86,336	5,411
Net increase in advance payments by borrowers for taxes and insurance	6,430	8,942
Proceeds from issuance of Federal Home Loan Bank advances	—	52,000
Principal payments on Federal Home Loan Bank advances	(4,975)	(256)
Purchases of treasury stock	(15)	(231)

Net cash provided by financing activities	87,776	65,866

Net increase in cash and cash equivalents	53,291	57,012
Cash and cash equivalents at beginning of period	92,526	11,707

Cash and cash equivalents at end of period	$145,817	$68,719

Supplemental cash flow information:
Cash paid during the year for interest	$902	$1,843
Noncash activities:
Retirement of common stock	$70	$—
Loans transferred to loans held for sale	—	124
Issuance of treasury stock – stock compensation plans	15	—
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	—	175
See accompanying notes to the consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
1895 Bancorp of Wisconsin, Inc., a Maryland corporation (the “Company”, “we”, “our” or “New 1895 Bancorp”), was formed to serve as the stock holding company for PyraMax Bank, FSB (the “Bank” or “PyraMax Bank”) as part of the mutual-to-stock
conversion of 1895 Bancorp of Wisconsin, MHC. Upon completion of the conversion, which occurred on July 14, 2021, 1895 Bancorp of Wisconsin, MHC and 1895 Bancorp of Wisconsin, a federal corporation (“Old 1895 Bancorp”) ceased to exist and New 1895 Bancorp became the successor corporation to Old 1895 Bancorp.
PyraMax Bank is a stock savings bank headquartered in Greenfield, Wisconsin. PyraMax Bank operates as a full-service financial institution, providing a full range of financial services, including the granting of commercial, residential, and consumer loans and acceptance of deposits from individual customers and small businesses in the metropolitan Milwaukee, Wisconsin, area. PyraMax Bank is subject to competition from other financial and nonfinancial institutions providing financial products. In addition, PyraMax Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.
The accompanying unaudited interim financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the accompanying unaudited interim financial statements contain all normal recurring adjustments necessary to present fairly the financial positions results of operations, changes in equity and cash flows for the periods presented.
The accompanying unaudited financial statements and related notes should be read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 31, 2021.
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair values of securities, financial instruments and mortgage servicing rights, and the valuation of deferred income tax assets. Actual results could differ from those estimates.
On April 5, 2012, the
Jumpstart Our Business Startups Act
(the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies and define an “emerging growth company.” As an emerging growth company, the Company may delay adoption of new or revised financial accounting standards until such date that the standards are required to be adopted by non-issuer
companies. If such standards would not apply to
non-issuer
companies, no deferral would be applicable. The Company intends to take advantage of the benefits of the extended transition periods allowed under the JOBS Act.
Accordingly, the Company’s financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the following recent accounting standards reflect those that relate to non-issuer
companies.
Impact of
COVID-19
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus
(“COVID-19”)
as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of
COVID-19
could adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00% to 1.25%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the
COVID-19
outbreak may adversely affect the Company’s financial condition and results of operations. As a result of the spread of the
COVID-19
coronavirus, economic uncertainties have arisen which may negatively impact our business, financial condition, results of operations and cash flows.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Subsequent Events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this quarterly report on Form
10-Q
were issued.
1895 Bancorp of Wisconsin, Inc., a Maryland corporation (“New 1895 Bancorp”), was formed to serve as the stock holding company for PyraMax Bank, FSB (the “Bank”) as part of the mutual-to-stock
conversion of 1895 Bancorp of Wisconsin, MHC. Upon completion of the conversion, which occurred on July 14, 2021, 1895 Bancorp of Wisconsin, MHC and 1895 Bancorp of Wisconsin, a federal corporation (“Old 1895 Bancorp”) ceased to exist and New 1895 Bancorp became the successor corporation to Old 1895 Bancorp. The conversion was accomplished by the merger of 1895 Bancorp of Wisconsin, MHC with and into Old 1895 Bancorp followed by the merger of Old 1895 Bancorp with and into New 1895 Bancorp. The shares of New 1895 Bancorp common stock that were offered for sale represented the majority ownership interest in Old 1895 Bancorp owned by 1895 Bancorp of Wisconsin, MHC. On July 14, 2021, public stockholders of Old 1895 Bancorp received 1.3163 shares of common stock of New 1895 Bancorp in exchange for each of their shares of Old 1895 Bancorp. The shares of Old 1895 Bancorp common stock owned by 1895 Bancorp of Wisconsin, MHC were canceled at that time. As of June 30, 2021, the conversion had not been completed, and, as of that date, New 1895 Bancorp had no assets or liabilities, and had not conducted any business other than that of an organizational nature. The conversion and offering were completed on July 14, 2021, and New 1895 Bancorp was organized as a fully public stock holding company, with 100% of the common stock being held by the public. Accordingly, the financial statements and other information included in Part I of this Quarterly Report are for Old 1895 Bancorp.
There were no additional significant subsequent events for the quarter ended June 30, 2021 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.
NOTE 2 – RECENT ACCOUNTING STANDARDS
The following Accounting Standards Updates (ASUs) have been issued by the FASB and may impact the Company’s financial statements in future reporting periods:
ASU
2016-13,
Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU
2016-13
requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. On November 15, 2019, the FASB issued ASU
2019-10,
Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. ASU
2016-13
will be effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Management has elected to defer adoption to the new effective date and is currently evaluating the impact of adopting ASU
2016-13
on the Company’s consolidated financial statements.
ASU
2016-02,
Leases (Topic 842). This ASU affects any entity that enters into a lease, and is intended to increase the transparency and comparability of financial reporting. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset will represent the right to use the underlying asset for the lease term, and the lease liability will represent the discounted value of the required lease payments to the lessor. The ASU will also require entities to disclose key information about leasing arrangements. ASU
2016-02
is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. On November 15, 2019, the FASB issued ASU
2019-10,
Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. On June 3, 2020, the FASB issued ASU
2020-05,
Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain
Entities, updating the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Management has elected to defer adoption to the new effective date and is currently evaluating the impact of adopting ASU
2016-02
on the Company’s consolidated financial statements.

NOTE 2 – RECENT ACCOUNTING STANDARDS (continued)

ASU
2020-04,
Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates, such as SOFR. For instance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. ASU
2020-04
is effective March 12, 2020, through December 31, 2022. The Company is in the process of determining which optional expedients to elect, if any, as well as the timing and application of those elections. At this time, the Company does not expect any elections to have a significant impact on its financial statements.
NOTE 3 – AVAILABLE FOR SALE SECURITIES
The amortized costs and fair values of securities
available-for-sale
were as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$21,029	$230	$(172)	$21,087
Government-sponsored mortgage-backed securities	60,091	1,087	(125)	61,053
Corporate collateralized mortgage obligations	763	1	—	764
Asset-backed securities	6,873	71	—	6,944
Certificates of deposit	1,458	100	—	1,558

Total	$90,214	$1,489	$(297)	$91,406

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$11,570	$244	$(11)	$11,803
Government-sponsored mortgage-backed securities	36,886	1,165	(12)	38,039
Asset-backed securities	7,231	57	(7)	7,281
Certificates of deposit	1,458	122	—	1,580

Total	$57,145	$1,588	$(30)	$58,703

Available for sale securities with a carrying value of $1.7 million and $2.0 million were pledged as collateral at June 30, 2021 and December 31, 2020, respectively.
The amortized costs and fair values of securities
available-for-sale,
by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, expected maturities will differ from contractual maturities for mortgage-backed securities and asset-backed securities, as the expected repayment terms may be less than the underlying mortgage pool contractual maturities. Therefore, these securities are not included in the maturity categories in the maturity summary below.

NOTE 3 – AVAILABLE FOR SALE SECURITIES (continued)

	June 30, 2021
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$1,736	$1,759
Due after one through 5 years	4,125	4,297
Due after 5 through 10 years	5,108	5,130
Due after 10 years	11,518	11,459

Total debt and other securities	22,487	22,645
Mortgage-related securities	60,854	61,817
Asset-backed securities	6,873	6,944

Total	$90,214	$91,406

Gross unrealized losses on securities
available-for-sale
and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$9,578	$(172)	$—	$—	$9,578	$(172)
Government-sponsored mortgage-backed securities	21,982	(125)	—	—	21,982	(125)

Total	$31,560	$(297)	$—	$—	$31,560	$(297)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$4,235	$(11)	$—	$—	$4,235	$(11)
Government-sponsored mortgage-backed securities	4,984	(12)	—	—	4,984	(12)
Asset-backed securities	—	—	638	(7)	638	(7)

Total	$9,219	$(23)	$638	$(7)	$9,857	$(30)

At June 30, 2021 and December 31, 2020, respectively, the Company had 11 and 5 debt securities with unrealized losses representing aggregate depreciation of approximately 0.9% and 0.3% from their respective amortized cost bases. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.
The following table provides a summary of the proceeds from sales of securities available-for-sale,
as well as gross gains and losses, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Proceeds from sales of securities available-for-sale	$—	$—	$1,018	$279
Gross realized gains	—	—	12	7
Gross realized losses	—	—	—	—

NOTE 4 – LOANS
Major classifications of loans are summarized as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Commercial:
Real estate	$179,729	$189,291
Land development	1,442	1,492
Other	41,287	46,184
Residential real estate:
First mortgage	88,564	68,968
Construction	2,346	2,954
Consumer:
Home equity and lines of credit	19,672	22,348
Other	215	361

Subtotal	333,255	331,598
Net deferred loan costs	380	178
Allowance for loan losses	(2,732)	(2,703)

Loans, net	$330,903	$329,073

The Company provides several types of loans to its customers, including commercial, residential, construction and consumer loans. Significant loan concentrations are considered to exist for a financial institution when there are amounts loaned to one borrower or to multiple borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. While the Company’s credit risks are geographically concentrated within the metropolitan Milwaukee, Wisconsin area, there are no concentrations with individual borrowers or groups of related borrowers.
During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of June 30, 2021 and December 31, 2020, respectively, the Company had transferred $32.4 million and $29.6 million in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Company.
An analysis of past due loans is presented below:

	June 30, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$276	$—	$276	$179,453	$179,729
Land development	—	—	—	1,442	1,442
Other	—	—	—	41,287	41,287
Residential real estate:
First mortgage	292	—	292	88,272	88,564
Construction	—	—	—	2,346	2,346
Consumer:
Home equity and lines of credit	—	—	—	19,672	19,672
Other	—	—	—	215	215

Total	$568	$—	$568	$332,687	$333,255

NOTE 4 – LOANS (continued)

	December 31, 2020
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	$241	$—	$241	$189,050	$189,291
Land development	—	—	—	1,492	1,492
Other	33	—	33	46,151	46,184
Residential real estate:
First mortgage	684	137	821	68,147	68,968
Construction	—	—	—	2,954	2,954
Consumer:
Home equity and lines of credit	121	23	144	22,204	22,348
Other	—	—	—	361	361

Total	$1,079	$160	$1,239	$330,359	$331,598

There were no loans 90 days or more past due and accruing interest as of June 30, 2021 or December 31, 2020.
A summary of activity in the allowance for loan losses for the three and six months ended June 30, 2021 and June 30, 2020 is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended June 30, 2021
Allowance for loan losses
Beginning balance	$1,614	$745	$340	$2,699
Provision (credit) for loan losses	—	—	—	—
Loans charged-off	—	—	(1)	(1)
Recoveries	4	—	30	34

Ending balance	$1,618	$745	$369	$2,732

Three months ended June 30, 2020
Allowance for loan losses
Beginning balance	$1,241	$573	$194	$2,008
Provision (credit) for loan losses	—	—	—	—
Loans charged-off	—	—	—	—
Recoveries	2	—	104	106

Ending balance	$1,243	$573	$298	$2,114

	Commercial	Residential	Consumer	Total
	(in thousands)
Six months ended June 30, 2021
Allowance for loan losses
Beginning balance	$1,609	$745	$349	$2,703
Provision (credit) for loan losses	—	—	—	—
Loans charged-off	—	—	(17)	(17)
Recoveries	9	—	37	46

Ending balance	$1,618	$745	$369	$2,732

Six months ended June 30, 2020
Allowance for loan losses
Beginning balance	$1,235	$573	$192	$2,000
Provision (credit) for loan losses	—	—	—	—
Loans charged-off	—	—	(5)	(5)
Recoveries	8	—	111	119

Ending balance	$1,243	$573	$298	$2,114

NOTE 4 – LOANS (continued)

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	June 30, 2021
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$7,840	$614	$—	$8,454
Collectively evaluated for impairment	214,618	90,296	19,887	324,801

Total loans	$222,458	$90,910	$19,887	$333,255

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,618	745	369	2,732

Total allowance for loan losses	$1,618	$745	$369	$2,732

	December 31, 2020
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$10,573	$411	$21	$11,005
Collectively evaluated for impairment	226,394	71,511	22,688	320,593

Total loans	$236,967	$71,922	$22,709	$331,598

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,609	745	349	2,703

Total allowance for loan losses	$1,609	$745	$349	$2,703

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for loan losses. The credit quality indicators monitored differ depending on the class of loan.
Pass
ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.
Watch and Special Mention
ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.
Substandard
ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.
Doubtful
ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is unlikely.

NOTE 4 – LOANS (continued)

A summary of the Company’s internal risk ratings of loans is presented below:

	June 30, 2021
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$160,088	$14,401	$5,241	$179,729
Land development	—	—	1,442	1,442
Other	38,847	1,282	1,157	41,286

Total	$198,935	$15,683	$7,840	$222,458

	December 31, 2020
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$163,961	$19,272	$6,058	$189,291
Land development	—	—	1,492	1,492
Other	37,675	5,705	2,804	46,184

Total	$201,636	$24,977	$10,354	$236,967

There were no loans rated Doubtful or Loss as of June 30, 2021 or December 31, 2020, respectively.
Residential real estate and consumer loans are generally evaluated based on whether or not loans are performing in accordance with their contractual terms. Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans is presented below:

	June 30, 2021
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgage	$87,595	$969	$88,564
Construction	2,346	—	2,346
Consumer:
Home equity and lines of credit	19,586	86	19,672
Other	215	—	215

Total	$109,742	$1,055	$110,797

NOTE 4 – LOANS (continued)

	December 31, 2020
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgages	$67,817	$1,151	$68,968
Construction	2,954	—	2,954
Consumer:
Home equity and lines of credit	22,212	136	22,348
Other	361	—	361

Total	$93,344	$1,287	$94,631

Information regarding impaired loans is presented below:

	As of and for the Six Months Ended June 30, 2021
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	—	—

Impaired loans with no reserve:
Commercial:
Real estate	5,241	5,240	NA	6,193	118
Land development	1,442	1,442	NA	1,468	33
Other	1,157	1,209	NA	1,834	18
Residential real estate:
First mortgages	614	702	NA	623	8
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	—	—	NA	14	22
Other	—	—	NA	—	—

Total impaired loans with no reserve	8,454	8,593	NA	10,132	199

Total impaired loans	$8,454	$8,593	$—	$10,132	$199

NOTE 4 – LOANS (continued)

	As of and for the Year Ended December 31, 2020
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	36	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	4	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	40	—

Impaired loans with no reserve:
Commercial:
Real estate	6,277	6,277	NA	6,268	332
Land development	1,492	1,492	NA	503	40
Other	2,804	2,804	NA	2,301	138
Residential real estate:
First mortgages	411	495	NA	568	261
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	21	51	NA	24	3
Other	—	—	NA	—	—

Total impaired loans with no reserve	11,005	11,119	NA	9,664	774

Total impaired loans	$11,005	$11,119	$—	$9,704	$774

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.
There were no additional funds committed to impaired loans as of June 30, 2021 and December 31, 2020.
Nonperforming loans are as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$861	$1,068
Nonaccrual loans, troubled debt restructurings	194	219

Total nonperforming loans (NPLs)	$1,055	$1,287

Troubled debt restructurings, accruing	$425	$432

NOTE 4 – LOANS (continued)

There were no loans modified as troubled debt restructurings during the six months ended June 30, 2021 and year ended December 31, 2020.
The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to
COVID-19
made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the
COVID-19
national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of June 30, 2021, the Company had 1 to 3 month deferrals of approximately $399,000 in interest, escrow, and principal payments on $17.1 million in outstanding loans.
The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the six months ended June 30, 2021 and 2020.
Information on
non-accrual
loans is presented below:

	June 30, 2021	December 31, 2020
	(in thousands)
Commercial:
Real estate	$—	$—
Land development	—	—
Other	—	—
Residential real estate:
First mortgages	969	1,151
Construction	—	—
Consumer:
Home equity and lines of credit	86	136
Other	—	—

Total non-accrual loans	$1,055	$1,287

Total non-accrual loans to total loans	0.32%	0.39%
Total non-accrual loans to total assets	0.17%	0.25%
NOTE 5 – MORTGAGE SERVICING RIGHTS
Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others was $337.5 million and $345.1 million as of June 30, 2021 and December 31, 2020, respectively.
A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(in thousands)		(in thousands)
Mortgage servicing rights beginning balance	$2,147	$1,936	$1,806	$2,172
Additions	117	247	320	346
Amortization	(155)	(243)	(386)	(361)
Increase (decrease) in valuation allowance	—	(353)	369	(570)

Mortgage servicing rights ending balance	$2,109	$1,587	$2,109	$1,587

Fair value at beginning of period	$2,153	$1,958	$1,806	$2,404
Fair value at end of period	$2,361	$1,587	$2,361	$1,587

NOTE 5 – MORTGAGE SERVICING RIGHTS (continued)

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of June 30, 2021, the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 12.8% to 35.8%, respectively, both of which were based on market data from independent organizations. As of June 30, 2020, the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 19.4% to 46.4%, respectively, both of which were based on market data from independent organizations.
The following table summarizes the estimated future amortization expense for mortgage servicing rights for the periods indicated. The projections of amortization expense are based on existing asset balances as of June 30, 2021. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

(in thousands)
Estimated future amortization as of June 30, 2021:
2021	$447
2022	417
2023	390
2024	363
2025	332
Thereafter	160

Total	$2,109

NOTE 6 – DEPOSITS
The composition of deposits is summarized below:

	June 30, 2021	December 31, 2020
	(in thousands)
Non-interest bearing checking	$191,173	$98,970
Interest bearing checking	32,990	30,630
Money market	94,075	103,724
Statement savings	66,685	58,895
Certificates of deposit1	81,261	87,629

Total	$466,184	$379,848

1	Included in these amounts are brokered deposits of $5.5 million at December 31, 2020. There were no brokered deposits at June 30, 2021.
The Company held $9.6 million and $8.7 million in certificates of deposit which met or exceeded the FDIC insurance limit of $250,000 as of June 30, 2021 and December 31, 2020, respectively.
The scheduled maturities of certificates of deposit are presented below:

June 30, 2021
(in thousands)
2021	$35,847
2022	42,800
2023	892
2024	926
2025	619
Thereafter	177

Total	$81,261

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES
Federal Home Loan Bank advances consist of the following:

	June 30, 2021		December 31, 2020
	Rate	Amount	Rate	Amount
	(dollars in thousands)
Fixed rate, fixed term advance, maturing Jul 2021	1.41%	$7,000	1.41%	$7,000
Fixed rate, fixed term advance, maturing Feb 2022	1.62%	6,500	1.62%	6,500
Fixed rate, fixed term advance, maturing Feb 2023	1.62%	6,500	1.62%	6,500
Putable advance, maturing Oct 2029 first put option date Nov 2020	1.03%	10,000	1.03%	10,000
Putable advance, maturing Feb 2030 first put option date Feb 2023	0.98%	5,000	0.98%	5,000
Putable advance, maturing Mar 2030 first put option date Mar 2025	0.89%	10,000	0.89%	10,000
Advance structured note, payments due monthly, maturing Feb 2030	7.47%	563	7.47%	584
Advance structured note, payments due monthly, maturing April 2030	1.05%	8,887	1.05%	9,365
Advance structured note, payments due monthly, maturing May 2030	1.19%	8,973	1.19%	9,449
Fixed rate, COVID-19 Relief Advance, maturing May 2021	—	—	0%	4,000

Total		$63,423		$68,398

The scheduled maturities of Federal Home Loan Bank advances are presented below:

	June 30, 2021
	Weighted Average Rate	Amount
	(dollars in thousands)
2021	1.26%	$7,981
2022	1.54%	8,481
2023	1.54%	8,506
2024	1.28%	2,032
2025	1.30%	2,059
Thereafter	1.07%	34,364

Total		$63,423

Actual maturities may differ from scheduled maturities due to call options on various Federal Home Loan Bank advances.
The Company maintains a master contract agreement with the Federal Home Loan Bank, which provides for borrowing up to the lesser of 22.22 times the value of the Federal Home Loan Bank stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The Federal Home Loan Bank provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the London InterBank Offered Rate, federal funds or Treasury bill rates. Federal Home Loan Bank advances are subject to a prepayment penalty if they are repaid prior to maturity.
The Company has pledged approximately $150.1 million and $149.1 million of qualifying loans as collateral for Federal Home Loan Bank advances as of June 30, 2021 and December 31, 2020, respectively. Federal Home Loan Bank advances are also secured by approximately $3.0 million of Federal Home Loan Bank stock held by the Company as of June 30, 2021 and December 31, 2020. The Company’s available and unused portion of this borrowing agreement totaled $85.6 million and $79.6 million as of June 30, 2021 and December 31, 2020, respectively. Additional borrowing would require additional stock purchase.
Additionally, at June 30, 2021 we had a $10.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at June 30, 2021. The Company also had a $7.6 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $12.2 million at June 30, 2021. The Company had not drawn on the Federal Reserve line as of June 30, 2021.

NOTE 8 – INCOME TAXES
Income tax (benefit) expense was ($58,000) and $225,000 for the three months ended June 30, 2021 and 2020, respectively, and $102,000 and $372,000 for the six months ended June 30, 2021 and 2020, respectively.
Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of June 30, 2021 and December 31, 2020, the deferred tax valuation allowances was $934,000, reducing our net deferred tax asset to $3.4 million at each respective date.
Due to recent changes in market conditions and current events related to
COVID-19,
the board and management continue to assess their deferred tax assets including forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at June 30, 2021.
In the normal course of business, the Company is party to financial instruments with off-balance-sheet
risk to meet the financing needs of its customers. These instruments include commitments to extend credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheets.
The Company’s exposure to credit losses is represented by the contractual, or notional, amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet
instruments. As some of the commitments are expected to expire without being drawn upon, and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements of the Company.
The contractual amounts of
off-balance-sheet
credit-related financial instruments are summarized below:

	June 30, 2021
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$17,101	$46,019	$63,120
Standby letters of credit	23	2,150	2,173
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,110	—	1,110
Commitments to sell loans	17,632	—	17,632
Overdraft protection program commitments	4,047	—	4,047

	December 31, 2020
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$12,084	$41,778	$53,862
Standby letters of credit	23	2,150	2,173
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,087	—	1,087
Commitments to sell loans	53,847	—	53,847
Overdraft protection program commitments	4,104	—	4,104

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Commitments to extend credit are agreements to lend to a customer at fixed or variable rates, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; property, plant and equipment; real estate; and stocks and bonds. Commitments to sell loans represent commitments obtained by the Company from a secondary market agency to purchase mortgages from the Company at specified interest rates and within specified periods of time.
Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit have expiration dates within one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. Standby letters of credit are not reflected in the financial statements, since recording the fair value of these guarantees would not have a significant impact on the financial statements.
The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $3.8 million of commitments to deliver loans through the Program as of June 30, 2021. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of June 30, 2021 and December 31, 2020, the Company had no liability outstanding related to the Program.
Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.
NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN
The Company established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with the Reorganization, effective January 1, 2019. Eligible employees become 20% vested in their accounts after 1 year of service, 40% vested after 2 years of service, 60% vested after 3 years of service, 80% vested after 4 years of service, and 100% vested after 5 or more years of service, or earlier, upon death, disability or attainment of normal retirement age.
The ESOP purchased 175,528 shares of the Company’s common stock, which was funded by a loan from the Company. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can included dividends, if any, on the unallocated stock held by the ESOP, and discretionary contributions from the Company to the ESOP and earnings thereon.
Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $30,000 and $18,000 in compensation expense for the three months ended June 30, 2021 and June 30, 2020, respectively, and $51,000 and $32,000 for the six months ended June 30, 2021 and June 30, 2020, respectively.

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN (continued)

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Shares committed to be released	3,510	7,021
Total allocated shares	14,042	7,021
Total unallocated shares	157,976	161,486

Total ESOP shares	175,528	175,528

Fair value of unallocated shares (based on $15.03 and $9.96 share price as of June 30, 2021 and December 31, 2020, respectively)	$2,374	$1,608

NOTE 11 – RELATED PARTY TRANSACTIONS
A summary of loans to directors, executive officers, and their affiliates follows:

	June 30, 2021	December 31, 2020
	(in thousands)
Beginning balance	$1,034	$1,172
New loans	32	512
Repayments	(270)	(650)

Ending balance	$796	$1,034

Deposits from directors, executive officers, and their affiliates totaled $1.1 million and $940,000 at June 30, 2021 and December 31, 2020, respectively.
The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were $8,000 during the three months ended June 30, 2021 and 2020, respectively and $15,000 for the six months ended June 30, 2021 and 2020, respectively.
NOTE 12 – FAIR VALUE MEASUREMENTS
ASC Topic 820,
Fair Value Measurements and Disclosures
defines fair values, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This accounting standard applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements. The standard also emphasizes that fair value (i.e., the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date), among other things, is based on exit price versus entry price, should include assumptions about risk such as nonperformance risk in liability fair values, and is a market-based measurement, not an entity-specific measurement. When considering the assumptions that market participants would use in pricing an asset or liability, this accounting standard establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels.
Level 1 inputs – In general, fair values determined by Level 1 inputs use quoted market prices in active markets for identical assets or liabilities that we have the ability to access.
Level 2 inputs – Fair values determined by Level 2 inputs use inputs other than quoted prices included in Level 1 inputs that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets where there are few transactions and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

Level 3 inputs – Level 3 inputs are unobservable inputs for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.
In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Some assets and liabilities, such as securities
available-for-sale,
are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.
Following is a description of the Company’s valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis.
Securities
– Marketable equity securities and securities
available-for-sale
may be classified as Level 1 or Level 2 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurements of Level 1 securities are based on the quoted market price of those securities. Level 2 securities include U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities and mortgage-related securities. The fair value measurements of Level 2 securities are obtained from independent pricing services and are based on recent sales of similar securities and other observable market data.
Impaired loans
– Loans are not measured at fair value on a recurring basis. However, loans determined to be impaired may be measured at fair value on a nonrecurring basis. The fair value measurements of collateral-dependent impaired loans are based on the fair values of the underlying collateral. Independent appraisals are obtained to determine the fair values of underlying collateral, and generally utilize one or more valuation methodologies, typically includes comparable sales and income approaches. Management routinely evaluates the fair value measurements of independent appraisers and adjusts those valuations based on differences noted between actual selling prices of collateral and the most recently appraised value. Such adjustments are usually significant, which results in a Level 3 classification. All other impaired loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and are not considered fair value measurements.
Mortgage servicing rights
– The Company utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of mortgage servicing rights. The model utilizes prepayment assumptions to project cash flows related to the mortgage servicing rights based upon the current interest rate environment, which is then discounted to estimate an expected fair value of the mortgage servicing rights. The model considers characteristics specific to the underlying mortgage portfolio, such as: contractually specified servicing fees, prepayment assumptions, delinquency rates, late charges and costs to service. Given the significance of the unobservable inputs utilized in the estimation process, mortgage servicing rights are classified as Level 3 within the fair value hierarchy. The Company records the mortgage servicing rights at the lower of amortized cost or fair value.
Assets measured at fair value on a recurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value.

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

		Recurring Fair Value Measurements Using
	June 30, 2021	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities:	$3,419	$3,419	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	21,087	—	21,087	—
Government-sponsored mortgage-backed securities	61,053	—	61,053	—
Corporate collateralized mortgage obligations	764	—	764	—
Asset-backed securities	6,944	—	6,944	—
Certificates of deposit	1,558	—	1,558	—

Total	$94,825	$3,419	$91,406	$—

		Recurring Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities:	$2,992	$2,992	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	11,803	—	11,803	—
Government-sponsored mortgage-backed securities	38,039	—	38,039	—
Asset-backed securities	7,281	—	7,281	—
Certificates of deposit	1,580	—	1,580	—

Total	$61,695	$2,992	$58,703	$—

Impaired loans are measured at fair value on a
non-recurring
basis. There were no loans that were considered impaired with a specific valuation allowance as of June 30, 2021 and December 31, 2020.
Mortgage servicing rights are measured at fair value on a
non-recurring
basis. Mortgage servicing rights with a carrying value of $2.2 million were considered impaired and written down to their estimated fair value of $1.8 million as of December 31, 2020. As a result, the Company recognized a specific valuation allowance against mortgage servicing rights of $369,000 during the period December 31, 2020. At June 30, 2021, there was no valuation allowance against mortgage servicing rights.
The carrying values and estimated fair values of financial instruments are presented below:

	June 30, 2021
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$145,817	$145,817	$—	$—
Available for sale securities	91,406	—	91,406	—
Marketable equity securities	3,419	3,419	—	—
Loans held for sale	1,340	—	1,340	—
Loans	330,903	—	—	332,871
Rate lock commitments	123	—	—	123
Accrued interest receivable	879	879	—	—
Federal Home Loan Bank stock	3,032	—	—	3,032
Cash value of life insurance	13,686	—	—	13,686
Financial liabilities:
Deposits	466,184	384,924	—	81,340
Advance payments by borrowers for taxes and insurance	9,167	9,167	—	—
Federal Home Loan Bank advances	63,423	—	—	64,817
Accrued interest payable	130	130	—	—

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$92,526	$92,526	$—	$—
Available for sale securities	58,703	—	58,703	—
Marketable equity securities	2,992	2,992	—	—
Loans held for sale	2,484	—	2,484	—
Loans	329,073	—	—	332,882
Rate lock commitments	354	—	—	354
Accrued interest receivable	912	912	—	—
Federal Home Loan Bank Stock	3,032	—	—	3,032
Cash value of life insurance	13,485	—	—	13,485
Financial liabilities:
Deposits	379,848	292,219	—	87,884
Advance payments by borrowers for taxes and insurance	2,737	2,737	—	—
Federal Home Loan Bank advances	63,398	—	—	70,561
Accrued interest payable	183	183	—	—
The fair value of a financial instrument is the current amount that would be exchanged between market participants, other than in a forced liquidation. Fair value is best determined based on quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Consequently, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.
Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates to not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on-
and
off-balance-sheet
financial instruments without attempting to estimate the value of anticipated future business.
Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts, nor is it recorded as an intangible assets on the balance sheets. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
NOTE 13 – EQUITY AND REGULATORY MATTERS
PyraMax Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PyraMax Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet
items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about their components, risk weightings and other factors.

NOTE 13 – EQUITY AND REGULATORY MATTERS (continued)

Quantitative measures established by regulation to ensure capital adequacy require PyraMax Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management’s opinion that PyraMax Bank met all applicable capital adequacy requirements as of June 30, 2021 and December 31, 2020.
As of June 30, 2021 and December 31, 2020, PyraMax Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PyraMax Bank must maintain minimum regulatory capital ratios as set forth in the table below. PyraMax Bank’s actual and required capital amounts and ratios are presented below:

	June 30, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$50,739	9.7%	$20,933	4.0%	$26,167	5.0%
Risk-based:
Common Equity Tier 1	50,739	15.3%	14,955	4.5%	21,601	6.5%
Tier 1	50,739	15.3%	19,940	6.0%	26,586	8.0%
Total	53,471	16.1%	26,586	8.0%	33,233	10.0%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$49,534	9.8%	$20,195	4.0%	$25,243	5.0%
Risk-based:
Common Equity Tier 1	49,534	15.1%	14,725	4.5%	21,269	6.5%
Tier 1	49,534	15.1%	19,633	6.0%	26,177	8.0%
Total	52,237	16.0%	26,177	8.0%	32,722	10.0%

NOTE 14 – EARNINGS PER SHARE
Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period, excluding outstanding participating securities. Participating securities include non-vested
restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units are issued until the settlement of such units, to the extent holders of these securities receive non-forfeitable
dividends or dividend equivalents at the same rate as holders of the Company’s common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations.
Earnings per common share for the three and six months ended June 30, 2021 and 2020 are presented in the following table.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net (loss) income	$(51)	$194	$470	$481

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	4,759	4,686	4,754	4,689
Less: Weighted average unallocated ESOP shares	159	166	160	167

Weighted average shares outstanding for basic EPS	4,600	4,520	4,594	4,522
Additional dilutive shares	83	34	62	33

Weighted average shares outstanding for dilutive EPS	4,683	4,554	4,656	4,555

Basic (loss) income per share	$(0.01)	$0.04	$0.10	$0.11
Diluted (loss) income per share	$(0.01)	$0.04	$0.10	$0.11

Average shares of 11 and 4, were excluded from the computation of diluted EPS because the effect would be antidilutive for the six and three months ending June 30, 2021, respectively.
NOTE 15 – STOCK BASED COMPENSATION
Stock-Based Compensation Plan
On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 stock options and 95,387 restricted shares were approved for award. The stock options granted to employees and non-employee
directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee
directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.
Accounting for Stock-Based Compensation Plan
The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model. The fair value of restricted shares is equal to the quoted NASDAQ market closing price on the date of grant. The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense is included in compensation, payroll taxes and other employee benefits in the consolidated statements of operations. The following assumptions were used in estimating the fair value of options granted during the six months ended June 30, 2021:

NOTE 15 – STOCK BASED COMPENSATION (continued)

June 30, 2021
Dividend yield	0.00%
Risk-free interest rate	0.96%
Expected volatility	24.64%
Weighted average expected life	6.5
Weighted average per share value of options	$2.76
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted during the period ended June 30, 2021:
A summary of the Company’s stock option activity for the period ended June 30, 2021 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2020	218,115	$7.89	9.30	451,154
Granted (1)	28,350	10.21	9.67	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding June 30, 2021	246,465	8.16	8.98	1,654,221

Options exercisable at June 30, 2021	43,625	7.89	8.88	304,434

(1)	Includes 7,998 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.
The following table summarizes information about the Company’s nonvested stock option activity for the six months ended June 30, 2021:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	218,115	$1.98
Granted (1)	28,350	2.76
Vested	(43,625)	1.98
Forfeited	—	—

Nonvested at June 30, 2021	202,840	$2.09

(1)	Includes 7,998 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.
The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $26,000 and $17,000 in stock option expense during the three months ended June 30, 2021 and 2020, respectively. Additionally, the Company recognized $48,000 and $17,000 in stock option expense during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, the Company had $400,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 3.96 years.

NOTE 15 – STOCK BASED COMPENSATION (continued)

The following table summarizes information about the Company’s restricted stock activity for the six months ended June 30, 2021:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	84,949	$7.87
Granted (1)	11,436	10.21
Vested	(16,991)	7.87
Forfeited	—	—

Nonvested at June 30, 2021	79,394	$8.21

(1)	Includes 7,998 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.
The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $39,000 and $27,000 in restricted stock expense during the three months ended June 30, 2021 and 2020, respectively. Additionally, the Company recognized $75,000 and $27,000 in restricted stock shares expense during the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, the Company had $616,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.95 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Management’s discussion and analysis of financial condition and results of operations at June 30, 2021 and for the three and six months ended June 30, 2021 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form
10-Q.
Cautionary Note Regarding Forward-Looking Statements
This report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;

•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd-Frank Act and the implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
Additionally, the outbreak of Coronavirus Disease 2019
(“COVID-19”)
will continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared
COVID-19
to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.
Notwithstanding any actions by national, state and local governments to mitigate the impact of
COVID-19
or by the Company to address the adverse impacts of
COVID-19,
there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company. The Company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of
COVID-19,
certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are aware.
The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to
COVID-19
made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the
COVID-19
national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of June 30, 2021, the Company had 1 to 3 month deferrals of approximately $399,000 in interest, escrow, and principal payments on $17.1 million in outstanding loans.
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans. The Company is actively participating in assisting our customers with applications for resources through the program. PPP loans will have: (a) an interest rate of 1.0%, (b)
two-year
and five-year loan terms to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. As part of the first round of this program, at June 30, 2021, we had funded 246 PPP loans totaling $30.3 million, of which $29.8 million had been forgiven through June 30, 2021.
On December 27, 2020, the Relief Act became law and provided an additional $284 billion for the PPP, as well as extending the PPP through March 31, 2021. Among the changes to the PPP as a result of the Relief Act include: (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25% of gross receipts in any quarter during 2020 compared to the corresponding quarter in 2019 (or demonstrating a loss of 25% of gross receipts for the calendar year 2020 compared to calendar year 2019); (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year period prior
to the date on which the loan is made or calendar year 2019, limited to a maximum loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances, supplier costs and a broader category of operational expenses (including cloud computing services and other business software) as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that EIDL Advances will reduce the borrower’s PPP loan forgiveness amount. Additionally, expenses paid with the proceeds of PPP loans that are forgiven (or are reasonably expected to be forgiven)
are now tax-deductible, reversing previous
guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds which were forgiven (or reasonably expected to be forgiven). As of June 30, 2021, we have funded 143 second round PPP loans totaling $10.5 million, none of which had been forgiven as of June 30, 2021.
Because of the above and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed in our Annual Report on Form
10-K
under the heading “Risk Factors.”
Critical Accounting Policies
The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with generally accepted accounting principles used in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.
The Jumpstart Our Business Startups Act (the “JOBS Act”) contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.
The following represent our critical accounting policies:
Allowance for Loan Losses
.
The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed, credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of our most critical accounting policies.
Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.
The analysis has two components, specific and general allowances. The specific allowance is for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral, adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge is recorded for the difference. The general allowance, which is for loans reviewed collectively, is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations.

This analysis establishes historical loss percentages and qualitative factors that are applied to the loan groups to determine the amount of the allowance for loan losses necessary for loans that are reviewed collectively. The qualitative component is critical in determining the allowance for loan losses as certain trends may indicate the need for changes to the allowance for loan losses based on factors beyond the historical loss history. Not incorporating a qualitative component could misstate the allowance for loan losses. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.
Fair Value
. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company estimates the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, the Company estimates fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by the Company can be found in Note 12 of the Notes to Financial Statements.
Deferred Tax Assets.
 We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, are reviewed on a regular basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets.
Comparison of Financial Condition at June 30, 2021 and December 31, 2020
Total Assets.
 Total assets increased $88.8 million, or 17.2%, to $605.6 million at June 30, 2021 from $516.8 million at December 31, 2020. The increase was primarily due to an increase in cash and cash equivalents of $53.3 million and an increase in available-for-sale
securities of $32.7 million during the six month period ended June 30, 2021. The increase was primarily due to the recent capital raise which generated $94.8 million of proceeds held at the Bank in anticipation of the stock offering.
Cash and Cash Equivalents.
Cash and cash equivalents increased $53.3 million, or 57.6%, to $145.8 million at June 30, 2021 from $92.5 million at December 31, 2020. The increase was primarily due to the recent capital raise which generated $94.8 million of proceeds held at the Bank in anticipation of the stock offering. The balance of these proceeds held in the form of cash and cash equivalents were partially reduced to fund $39.2 million of additions to the available-for-sale
securities portfolio.
Available-for-Sale
Securities.
 Available for sale securities increased $32.7 million, or 55.7%, to $91.4 million at June 30, 2021, from $58.7 million at December 31, 2020. The increase was primarily due to purchases of securities totaling $39.2 million during the six months ending June 30, 2021. These purchases were offset by $1 million of securities sales as well as maturities, prepayments and calls of securities totaling $5.1 million and a reduction in the unrealized gain held within the portfolio of $366,000.
Loans Held for Sale.
 Loans held for sale decreased $1.1 million, or 46.1%, to $1.3 million at June 30, 2021, from $2.4 million at December 31, 2020. This decrease was due primarily to a decrease in the volume of first mortgage residential real estate loan originations to be sold into the secondary market as a result of the changing interest rate environment.
Net Loans.
 Net loans increased $1.8 million, or 0.6%, to $330.9 million at June 30, 2021, from $329.1 million at December 31, 2020. The increase was due primarily to a $19.0 million increase in residential real estate loans as these types of loans were retained within the portfolio. This was partially offset by a $14.5 million decrease in commercial loans and a $2.8 million decrease in consumer loans due to normal payment and refinancing activity and forgiveness of PPP loans.

Deposits.
 Deposits increased $86.3 million, or 22.7%, to $466.2 million at June 30, 2021, from $379.9 million at December 31, 2020. The increase was primarily due to the recent capital raise which generated $94.8 million of proceeds which were held in the form of a noninterest bearing checking accounts. Noninterest checking accounts increased $92.2 million, or 93.2%, to $191.2 million. Statement savings accounts increased $7.8 million to $66.7 million at June 30, 2021 from $58.9 million, and interest-bearing checking accounts increased $2.4 million to $33.0 million from $30.6 million. These increases were offset by decreases in money market accounts which declined $9.7 million to $94.1 million at June 30, 2021 from $103.7 million at December 31, 2020 and a $6.4 million decrease in certificates of deposits to $81.3 million from $87.6 million at December 31, 2020, including a decrease in brokered certificates of deposits of $5.5 million to $0 at June 30, 2021 from $5.5 million at December 31, 2020. We continued our marketing focus to concentrate on non-maturing
deposits as these accounts carry lower interest rates and offer more flexibility in a changing rate environment.
Advance Payments by Borrowers for Taxes and Insurance.
 Advance payments by borrowers for taxes and insurance increased $6.4 million to $9.2 million at June 30, 2021 from $2.7 million at December 31, 2020. The increase was due to normal seasonal activity.
Borrowings.
Borrowings, consisting entirely of FHLB advances, decreased $5.0 million, or 7.3%, to $63.4 million at June 30, 2021, from $68.4 million at December 31, 2020. The decrease was due to principal repayments on existing advances.
Total Stockholders’ Equity.

Total stockholders’ equity increased $292,000, to $60.3 million at June 30, 2021, from $60.0 million at December 31, 2020. The increase was primarily due to net income of $470,000. This was partially offset by a reduction of other comprehensive income of $267,000 for the six months ending June 30, 2021 due to a reduction in the market value of available for sale securities.
Average Balances and Yields
The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$336,634	$3,125	3.72%	$328,948	$3,197	3.90%
Securities available-for-sale	79,527	335	1.69%	67,597	381	2.26%
Other interest-earning assets	73,231	51	0.28%	46,246	8	0.07%

Total interest-earning assets	489,392	3,511	2.88%	442,791	3,586	3.25%
Non-interest-earning assets	37,690			37,616

Total assets	$527,082			$480,407

Interest-earning liabilities:
NOW accounts	$33,596	$10	0.12%	$26,112	$11	0.17%
Money market accounts	98,513	61	0.25%	71,786	101	0.57%
Savings accounts	65,042	8	0.05%	52,182	14	0.11%
Certificates of deposit	81,329	114	0.56%	109,813	489	1.79%

Total interest-bearing deposits	278,480	193	0.28%	259,893	615	0.95%
Federal Home Loan Bank advances	65,009	200	1.23%	67,777	200	1.18%
Other interest-bearing liabilities	7,733	—	—	8,153	—	—

Total interest-bearing liabilities	351,222	393	0.45%	335,823	815	0.97%
Non-interest-bearing deposits	114,195			87,551
Other non-interest-bearing liabilities	5,697			4,170

	Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Total liabilities	471,114			427,544
Total stockholders’ equity	55,968			52,863

Total liabilities and stockholders’ equity	$527,082			$480,407

Net interest income		$3,118			$2,771

Net interest-earning assets	$138,170			$106,968

Interest rate spread (1)			2.43%			2.27%
Net interest margin (2)			2.56%			2.50%
Average interest-earning assets to average interest-bearing liabilities	139.34%			131.85%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$334,682	$6,418	3.87%	$319,441	$6,610	4.15%
Securities available-for-sale	69,905	603	1.74%	68,737	788	2.30%
Other interest-earning assets	78,602	107	0.27%	31,149	48	0.31%

Total interest-earning assets	483,189	7,128	2.97%	419,327	7,446	3.56%
Non-interest-earning assets	36,569			36,285

Total assets	$519,758			$455,612

Interest-earning liabilities:
NOW accounts	$32,720	$19	0.12%	$25,859	$30	0.23%
Money market accounts	100,285	140	0.28%	69,618	252	0.73%
Savings accounts	63,532	18	0.06%	50,037	30	0.12%
Certificates of deposit	82,809	272	0.66%	120,826	1,153	1.91%

Total interest-bearing deposits	279,346	449	0.32%	266,340	1,465	1.10%
Federal Home Loan Bank advances	66,544	400	1.21%	49,035	309	1.26%
Other interest-bearing liabilities	6,480	—	—	5,986	—	—

Total interest-bearing liabilities	352,370	849	0.49%	321,361	1,774	1.11%
Non-interest-bearing deposits	106,114			77,146
Other non-interest-bearing liabilities	5,436			3,477

Total liabilities	463,920			401,984
Total stockholders’ equity	55,838			53,628

Total liabilities and stockholders’ equity	$519,758			$455,612

Net interest income		$6,279			$5,672

Net interest-earning assets	$130,819			$97,966

Interest rate spread (1)			2.48%			2.45%
Net interest margin (2)			2.62%			2.71%
Average interest-earning assets to average interest-bearing liabilities	137.13%			130.48%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in average rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior period average rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$78	(150)	(72)
Securities	106	(152)	(46)
Other	7	36	43

Total interest-earning assets	191	(266)	(75)

Interest-bearing liabilities:
NOW	(39)	40	1
Money market deposits	(79)	119	40
Savings	(6)	12	6
Certificates of deposit	103	272	375

Total interest-bearing deposits	(21)	443	422
Borrowings	4	(4)	—
Other	—	—	—

Total interest-bearing liabilities	(17)	439	422

Change in net interest income	$174	173	347

	Six Months Ended June 30, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$358	(550)	(192)
Securities	14	(199)	(185)
Other	64	(5)	59

Total interest-earning assets	436	(754)	(318)

Interest-bearing liabilities:
NOW	(12)	23	11
Money market deposits	(284)	396	112
Savings	(13)	25	12
Certificates of deposit	286	595	881

Total interest-bearing deposits	(23)	1,039	1,016
Borrowings	(105)	14	(91)
Other	—	—	—

Total interest-bearing liabilities	(128)	1,053	925

Change in net interest income	$308	299	607

Comparison of Operating Results for the Three Months Ended June 30, 2021 and 2020
General.
 We recorded a net loss of $51,000 for the three months ending June 30, 2021, compared to net income of $194,000 for the three months ending June 30, 2020. This decrease was due to a $489,000 decrease in non-interest
income and a $386,000 increase in
non-interest
expense, which was partially offset by a $347,000 increase in net interest income and a $283,000 decrease in income tax expense.
Interest and Dividend Income.
Interest and dividend income decreased by $75,000, or 2.1%, to $3.5 million for the three months ending June 30, 2021, from $3.6 million for the three months ending June 30, 2020. The decrease was due primarily to the declining interest rate environment brought on by the
COVID-19
pandemic. As a result, interest income from loans decreased by $72,000, or 2.3%, to $3.1 million, from $3.2 million.
Interest Expense.
Interest expense decreased $422,000, or 51.8%, to $393,000 for the three months ending June 30, 2021, from $815,000 for the three months ending June 30, 2020, as rates on interest-bearing liabilities decreased 52 basis points due to the declining interest rate environment.
Net Interest Income.
 Net interest income increased approximately $347,000, or 12.5%, to $3.1 million for the three months ending June 30, 2021, from $2.8 million for the three months ending June 30, 2020. The rate for average interest-bearing liabilities decreased to 0.45% for the three months ended June 30, 2021, from 0.97% for the three months ended June 30, 2020. This 52 basis point decrease in the cost of funds came as the yield on interest-earning assets decreased by 37 basis points, to 2.88% for the three months ended June 30, 2021, from 3.25% for the three months ended June 30, 2020. Our net interest rate spread increased 16 basis points to 2.43% for the three months ended June 30, 2021, from 2.27% for the three months ended June 30, 2020. Our net interest margin also increased to 2.56% from 2.50% over the same period.
Provision for Loan Losses.

We recorded no provision for loan losses for either the three months ending June 30, 2021 or for the three months ending June 30, 2020. The allowance for loan losses was $2.7 million, or 0.82%, of total loans (and 0.85% excluding PPP loans), at June 30, 2021, compared to $2.7 million, or 0.82% of total loans (and 0.86% excluding PPP loans), at December 31, 2020. Nonaccrual loans constituted 0.32% of total gross loans (and 0.33% excluding PPP loans) at June 30, 2021, compared to 0.39% of gross loans at December 31, 2020 (and 0.41% excluding PPP loans). Net recoveries for the three months ending June 30, 2021 were $33,000 compared to net recoveries of $106,000 for the three months ending June 30, 2020.
Non-interest
Income
.
 Non-interest
income decreased $489,000, or 30.1%, to $1.1 million for the three months ending June 30, 2021, from $1.6 million for the three months ending June 30, 2020. The decrease was due primarily to a $728,000 decrease in net gains on the sale of loans and a $155,000 decrease in unrealized gain on marketable equity securities. The decrease in net gains on sale of loans was due to a reduction in mortgage activity and a lower volume of loan sales while the decrease in unrealized gain on marketable equity securities was due to a decrease in the market value of our Rabbi Trust accounts. Partially offsetting these decreases were increases in loan servicing fees of $319,000 and $89,000 in service charges and other fees. The increase in loan servicing fees was primarily due to the reversal of a $369,000 impairment previously recorded against the value of mortgage servicing rights. The value of mortgage servicing rights increased as a result of an increase in market interest rates. The increase in service charges and other fees was due to waived service charges during the three months ended June 30, 2020 as part of our response to the pandemic.
Non-interest
Expense.

Non-interest
expense increased $386,000, or 9.7%, to $4.4 million for the three months ended June 30, 2021 from $4.0 million for the three months ended June 30, 2020. The increase was due primarily to a $295,000 increase in salaries and employee benefits during the three months ended June 30, 2021 resulting from increases in discretionary incentive pay.
Income Tax Expense.

We recorded an income tax benefit of $58,000 for the three months ended June 30, 2021, compared to an income tax expense of $225,000 for the three months ended June 30, 2020.

Comparison of Operating Results for the Six Months Ended June 30, 2021 and 2020
General.
 We recorded net income of $470,000 for the six months ending June 30, 2021, compared to net income of $481,000 recorded for the six months ending June 30, 2020. This decrease was due to a $1.4 million increase in non-interest
expense, which was partially offset by a $607,000 increase in net interest income and a $514,000 increase in noninterest income and a $270,000 decrease in income tax expense.
Interest and Dividend Income.
Interest and dividend income decreased $318,000, or 4.3%, to $7.1 million for the six months ending June 30, 2021, from $7.4 million for the six months ending June 30, 2020. The decrease was due primarily to the declining interest rate environment brought on by the
COVID-19
pandemic. As a result, interest income from loans decreased by $192,000, or 2.9%, to $6.4 million for the six months ending June 30, 2021, from $6.6 million for the six months ending June 30, 2020. Interest income from securities and other assets decreased by $126,000, or 15.1%, to $710,000 for the six months ending June 30, 2021, from $836,000 for the six months ending June 30, 2020.
Interest Expense.
Interest expense decreased $925,000, or 52.1%, to $849,000 for the six months ending June 30, 2021, from $1.8 million for the six months June 30, 2020, as rates on interest-bearing liabilities decreased 62 basis points due to the declining interest rate environment.
Net Interest Income.
 Net interest income increased $607,000, or 10.7%, to $6.3 million for the six months ended June 30, 2021 from $5.7 million for the six months ended June 30, 2020. The rate for average interest-bearing liabilities decreased to 0.49% for the six months ended June 30, 2021, from 1.11% for the six months ended June 30, 2020. This 62 basis point decrease in the cost of funds came as the yield on interest-earning assets decreased by 59 basis points, to 2.97% for the six months ended June 30, 2021, from 3.56% for the six months ended June 30, 2020. Our net interest rate spread increased four basis points to 2.49% for the six months ended June 30, 2021, from 2.45% for the six months ended June 30, 2020 while and our net interest margin decreased nine basis points to 2.62% from 2.71% over the same period.
Provision for Loan Losses.

We recorded no provision for loan losses for the six months ended June 30, 2021 and 2020, respectively. The allowance for loan losses was $2.7 million, or 0.82%, of total loans (and 0.85% excluding PPP loans), at June 30, 2021, compared to $2.7 million, or 0.82% of total loans (and 0.86% excluding PPP loans), at December 31, 2020. Nonaccrual loans constituted 0.32% of total gross loans (and 0.33% excluding PPP loans) at June 30, 2021, compared to 0.39% of gross loans at December 31, 2020 (and 0.41% excluding PPP loans). Net recoveries for the six months ended June 30, 2021 were $29,000 compared to net recoveries of $114,000 for the six months ended June 30, 2020.
Non-interest
Income
.
 Non-interest
income increased $514,000, or 23.1%, to $2.7 million for the six months ended June 30, 2021 from $2.2 million for the six months ended June 30, 2020. The increase was due primarily to increases in loan servicing fees of $906,000 and $300,000 in unrealized gain on marketable equity securities. The increase in loan servicing fees was primarily due to the reversal of a $369,000 impairment previously recorded against the value of mortgage servicing rights. The value of mortgage servicing rights increased as a result of an increase in market interest rates. The increase in other non-interest
income was due to an increase in the market value of our Rabbi Trust accounts. The increase was partially offset by an $815,000 decrease in net gains on the sale of loans due to a reduction in mortgage activity and a lower volume of loan sales.
Non-interest
Expense.

Non-interest
expense increased $1.4 million, or 19.9%, to $8.5 million for the six months ended June 30, 2021 from $7.1 million for the six months ended June 30, 2020. The increases were due primarily due to an increase of $1.1 million in salaries and employee benefits. The increase in salaries and employee benefits resulted from increases in discretionary incentive pay and an increase in the market value of our Rabbi Trust accounts.
Income Tax Expense.
We recorded income tax expense of $102,000 for the six months ended June 30, 2021, compared to an income tax expense of $372,000 for the six months ended June 30, 2020.

Management of Market Risk
General
. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.
Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

•
originating commercial real estate and commercial loans, which tend to have shorter terms and higher interest rates than owner occupied one-
to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest-bearing
checking accounts;

•
selling substantially all of our conforming and eligible jumbo, longer-term, fixed-rate one-
to four-family residential real estate loans and retaining the non-conforming
and shorter-term, fixed-rate and adjustable-rate
one-
to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs; and

•
reducing our dependence on jumbo and brokered certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit.

Our board of directors is responsible for the review and oversight of our executive management team and other essential operational staff which are responsible for our asset/liability analysis. These officers act as an asset/liability committee and are charged with developing and implementing an asset/liability management plan, and they meet at least quarterly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.
The table below sets forth, as of June 30, 2021, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$17,003	42.92%
+300	15,807	32.86%
+200	14,533	22.15%
+100	13,225	11.16%
Level	11,897	—%
-100	11,245	(5.49)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.
Economic Value of Equity
.
We monitor interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within our policy guidelines.
The table below sets forth, as of June 30, 2021, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates (1)	Estimated EVE (2)	Amount	Percent
	(Dollars in thousands)
400	$85,813	$18,848	28.15%
300	81,691	14,726	21.99%
200	77,899	10,934	16.33%
100	73,225	6,260	9.35%
—	66,965	—	—%
(100)	60,164	(6,801)	(10.16%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
The table above indicates that at June 30, 2021, in the event of a
100-basis
point increase in interest rates, we would have experienced a 9.35% increase in our EVE. In the event of a
200-basis
point increase in interest rates at June 30, 2021, we would have experienced a 16.33% increase in our EVE.
Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and will differ from actual results.
EVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At June 30, 2021, we had $63.4 million outstanding in advances from the FHLB. At June 30, 2021, we had $85.6 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at June 30, 2021 we had a $10.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at June 30, 2021. The Company also had a $6.8 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $12.2 million at June 30, 2021. The Company had not drawn on the Federal Reserve line as of June 30, 2021.
While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and cash equivalents and available-for-sale
investment securities. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $593,000 for the six months ended June 30, 2021. Net cash used in operating activities was $4.3 million for the six months ended June 30, 2020. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of available for sale securities, offset by proceeds from maturing securities and pay downs on securities, was $35.0 million for the six months ended June 30, 2021. Net cash used in investing activities was $4.5 million for the six months ended June 30, 2020. Net cash provided by financing activities, consisting primarily of increases of $86.3 million in deposits, was $87.7 million for the six months ended June 30, 2021. Net cash provided by financing activities was $65.9 million for the six months ended June 30, 2020, consisting primarily of $52 million of proceeds from issuance of Federal Home Loan Bank advances.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.
Capital
The Company’s Board of Directors authorized a stock repurchase plan in the first quarter of 2020 allowing the Company to repurchase up to 109,725 shares of stock. As of June 30, 2021, the Company had repurchased 109,725 shares at an average price of $9.60 under the approved stock repurchase plan.
At June 30, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $50.7 million, or 9.7% of adjusted total assets, which is above the well-capitalized required level of $26.2 million, or 5.0%, and total risk-based capital of $53.5 million, or 16.1% of risk-weighted assets, which is above the well-capitalized required level of $33.2 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

	June 30, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Leverage (Tier 1)	$50,739	9.7%	$20,933	4.0%	$26,167	5.0%
Risk-based:
Common Tier 1	50,739	15.3%	14,955	4.5%	21,601	6.5%
Tier 1	50,739	15.3%	19,940	6.0%	26,586	8.0%
Total	53,471	16.1%	26,586	8.0%	33,233	10.0%

Off-Balance
Sheet Arrangements and Contractual Obligations
Commitments.
As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet
risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 9 of the Notes to Financial Statements.
Contractual Obligations.
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits, and agreements with respect to securities.
The following tables present contractual obligations at June 30, 2021 and December 31, 2020.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(Dollars in thousands)
At June 30, 2021:
Long-term debt obligations	$63,423	$15,469	$10,513	$4,118	$33,323
Operating lease obligations	266	77	167	22	—

Total	$63,689	$15,546	$10,680	$4,140	$33,323

At December 31, 2020:
Long-term debt obligations	$68,398	$12,956	$16,987	$4,091	$34,364
Operating lease obligations	20	20	—	—	—

Total	$68,418	$12,976	$16,987	$4,091	$34,364

Impact of Inflation and Changing Prices
The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures
An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in the Form
10-Q,
you should carefully consider the risk factors that appeared under Item 1A “Risk Factors” disclosed in the Company’s December 31, 2020 Annual Report on Form
10-K
filed with the Securities and Exchange Commission, as supplemented by our March 31, 2021 Quarterly Report on Form
10-Q.
There are no material changes from the risk factors included within those reports.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-227223))

31.1	Certification of Chief Executive Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: August 13, 2021	/s/ Richard B. Hurd
Richard B. Hurd
President and Chief Executive Officer

Date: August 13, 2021	/s/ Richard J. Krier
Richard J. Krier
Chief Financial Officer (Principal Financial and Accounting Officer)