Form 10-Q
period 2021-09-30
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2021-11-12
CIK 1847360

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
of the Exchange Act).    YES  ☐    NO  ☒
6,371,508 shares
of the Registrant’s common stock, par value $0.01 per share, were outstanding as of November
10
, 2021.

1895 Bancorp of Wisconsin, Inc.
Form
10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Cash and due from banks	$84,433	$87,977
Fed funds sold	2,423	4,549

Cash and cash equivalents	86,856	92,526
Marketable equity securities, stated at fair value	3,309	2,992
Available for sale securities, stated at fair value	87,121	58,703
Loans held for sale	1,927	2,484
Loans, net	330,310	329,073
Premises and equipment, net	5,972	6,275
Mortgage servicing rights, net	2,082	1,806
Federal Home Loan Bank (FHLB) stock, at cost	3,032	3,032
Accrued interest receivable	896	912
Cash value of life insurance	13,789	13,485
Other assets	5,895	5,469

TOTAL ASSETS	$541,189	$516,757

Liabilities and Stockholders’ Equity
Deposits	374,314	379,848
Advance payments by borrowers for taxes and insurance	11,982	2,737
FHLB advances	55,934	68,398
Accrued interest payable	113	183
Other liabilities	6,638	5,583

TOTAL LIABILITIES	448,981	456,749

Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at September 30, 2021 and December 31, 2020 Issued – 6,405,204 at September 30, 2021 and 4,961,626 at December 31, 2020 (includes 104,499 and 84,949 unvested shares, respectively) (1) Outstanding – 6,374,141 at September 30, 2021 and 4,834,401 at December 31, 2020 (includes 104,499 and 84,949 unvested shares, respectively) (1)	64	49
Preferred stock, $0.01 par value, 10,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	52,719	20,134
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 337,361 and 161,486 shares at September 30, 2021 and December 31, 2020, respectively (1)	(2,991)	(1,615)
Less treasury stock at cost, 31,063 at September 30, 2021 and 127,225 December 31, 2020 (1)	(311)	(1,228)
Retained earnings	41,885	41,530
Accumulated other comprehensive income, net of income taxes	842	1,138

Total stockholders’ equity	92,208	60,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$541,189	$516,757

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1)
See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) – Unaudited

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$2,939	$3,617	$9,357	$10,228
Securities, taxable	368	304	971	1,092
Other	74	17	181	65

Total interest and dividend income	3,381	3,938	10,509	11,385

Interest expense:
Interest-bearing deposits	171	480	620	1,946
Borrowed funds	178	207	579	516

Total interest expense	349	687	1,199	2,462

Net interest income	3,032	3,251	9,310	8,923
Provision for loan losses	30	500	30	500

Net interest income after provision for loan losses	3,002	2,751	9,280	8,423

Noninterest income:
Service charges and other fees	242	215	713	578
Loan servicing, net	204	252	971	112
Net gain on sale of loans	448	936	1,361	2,665
Net gain on sale of securities	—	1,014	12	1,022
Increase in cash surrender value of insurance	103	101	304	299
Unrealized (loss) gain on marketable equity securities	(377)	198	(5)	270
Other	8	43	15	42

Total noninterest income	628	2,759	3,371	4,988

Noninterest expense:
Salaries and employee benefits	2,137	2,419	7,290	6,506
Foreclosed assets, net	—	—	—	(8)
Advertising and promotions	52	31	84	103
Data processing	206	206	611	573
Occupancy and equipment	341	319	1,076	1,016
FDIC assessment	38	31	105	81
Other	1,028	887	3,086	2,670

Total noninterest expense	3,802	3,893	12,252	10,941

(Loss) income before income taxes	(172)	1,617	399	2,470
Income tax (benefit) expense	(57)	1,205	45	1,577

Net (loss) income	$(115)	$412	$354	$893

(Loss) earnings per common share:
Basic (1)	$(0.02)	$0.09	$0.06	$0.20

Diluted (1)	$(0.02)	$0.09	$0.06	$0.20

Average common shares outstanding:
Basic (1)	6,011,247	4,481,625	6,035,289	4,494,234
Diluted (1)	6,220,755	4,519,626	6,262,722	4,529,967

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1)
See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands) - Unaudited

	Three months ended September 30		Nine months ended September 30
	2021	2020	2021	2020
Net (loss) income	$(115)	$412	$354	$893

Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period	(39)	233	(392)	2,574
Reclassification adjustment for gains realized in net income	—	(1,014)	(12)	(1,022)

Other comprehensive (loss) income before tax effect	(39)	(781)	(404)	1,552
Tax effect of other comprehensive (loss) income items	(10)	(211)	(108)	419

Other comprehensive (loss) income, net of tax	(29)	(570)	(296)	1,133

Comprehensive (loss) income	$(144)	$(158)	$58	$2,026

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands) - Unaudited

	Common stock (1)	Additional paid-in capital	Treasury Stock	Unallocated common stock of ESOP(1)	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance as of January 1, 2020	$49	$19,981	$—	$(1,685)	$40,213	$107	$58,665
Net income	—	—	—	—	287	—	287
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	—	—	(175)	—	—	—	(175)
Other comprehensive loss	—	—	—	—	—	(124)	(124)
ESOP shares committed to be released (1,755 shares)	—	1	—	17	—	—	18

Balance as of March 31, 2020	$49	$19,982	$(175)	$(1,668)	$40,500	$(17)	$58,671

Net income	—	—	—	—	194	—	194
Other comprehensive income	—	—	—	—	—	1,827	1,827
Repurchase of 1895 Bancorp of Wisconsin, Inc. common stock (25,476 shares repurchased)	—	—	(231)	—	—	—	(231)
ESOP shares committed to be released (1,755 shares)	—	(4)	—	18	—	—	14
Stock compensation expense	—	44	—	—	—	—	44

Balance as of June 30, 2020	$49	$20,022	$(406)	$(1,650)	$40,694	$1,810	$60,519

Net income	—	—	—	—	412	—	412
Other comprehensive loss	—	—	—	—	—	(570)	(570)
Repurchase of 1895 Bancorp of Wisconsin, Inc. common stock (81,249 shares repurchased)	—	—	(793)	—	—	—	(793)
ESOP shares committed to be released (1,755 shares)	—	(1)	—	18	—	—	17
Stock compensation expense	—	55	—	—	—	—	55

Balance as of September 30, 2020	$49	$20,076	$(1,199)	$(1,632)	$41,106	$1,240	$59,640

Balance as of January 1, 2021	$49	$20,134	$(1,228)	$(1,615)	$41,530	$1,138	$60,008
Net income	—	—	—	—	521	—	521
Other comprehensive loss	—	—	—	—	—	(594)	(594)
Purchase of treasury stock	—	—	(15)	—	—	—	(15)
ESOP shares committed to be released (2,310 shares)	—	3	—	18	—	—	21
Issuance of treasury stock – stock compensation plan	—	(15)	15	—	—	—	—
Stock compensation expense	—	58	—	—	—	—	58

Balance as of March 31, 2021	$49	$20,180	$(1,228)	$(1,597)	$42,051	$544	$59,999

Net loss	—	—	—	—	(51)	—	(51)
Other comprehensive income	—	—	—	—	—	327	327
ESOP shares committed to be released (2,310 shares)		13		17			30
Retirement of common stock	—	(70)	—	—	—	—	(70)
Stock compensation expense	—	65	—	—	—	—	65

Balance as of June 30, 2021	$49	$20,188	$(1,228)	$(1,580)	$42,000	$871	$60,300

Net loss	—	—	—	—	(115)	—	(115)
Other comprehensive loss	—	—	—	—	—	(29)	(29)
Purchase of treasury stock	—	—	(136)	—	—	—	(136)
ESOP shares committed to be released (2,310 shares)	—	(10)	—	18	—	—	8
Gross proceeds from stock offering	15	35,505	—	—	—	—	35,520
Stock offering costs	—	(1,976)	—	—	—	—	(1,976)
Purchase of 131,727 shares by ESOP	—	—	—	(1,429)	—	—	(1,429)
Retirement of treasury shares from stock offering	—	(1,053)	1,053	—	—	—	—
Stock compensation expense	—	65	—	—	—	—	65

Balance as of September 30, 2021	$64	$52,719	$(311)	$(2,991)	$41,885	$842	$92,208

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1)
See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Nine months ended September 30,
	2021	2020

	(unaudited)
Cash flows from operating activities:
Net income	$354	$893
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net amortization of investment securities	81	180
Depreciation	497	494
Provision for loan losses	30	500
Net loss on sale of premises and equipment	—	33
Change in fair value of marketable equity securities	5	(315)
Net gain on sale of available for sale securities	(12)	(1,022)
Stock compensation expense	188	99
Adjustment to mortgage servicing rights valuation	(370)	575
Provision for deferred income tax	45	1,814
Originations of mortgage loans held for sale	(68,556)	(158,442)
Proceeds from sales of mortgage loans held for sale	70,474	156,730
Net gain on sale of mortgage loans held for sale	(1,361)	(2,665)
ESOP compensation	59	49
Net change in cash value of life insurance	(304)	(299)
Changes in operating assets and liabilities:
Mortgage servicing rights	94	(18)
Accrued interest receivable and other assets	(655)	(609)
Accrued interest payable and other liabilities	915	(651)

Net cash provided by (used in) operating activities	1,484	(2,654)

Cash Flows From Investing Activities
Proceeds from sales of available for sale securities	1,018	19,283
Maturities, prepayments, and calls of available for sale securities	9,296	51,697
Purchases of available for sale securities	(39,218)	(50,517)
Net increase in loans	(1,267)	(18,646)
Net capital expenditures for premises and equipment	(194)	(226)
Net increase in Federal Home Loan Bank stock	—	(2,119)

Net cash used in investing activities	(30,365)	(528)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(5,534)	10,389
Net increase in advance payments by borrowers for taxes and insurance	9,245	9,747
Proceeds from issuance of Federal Home Loan Bank advances	—	52,000
Principal payments on Federal Home Loan Bank advances	(12,464)	(739)
Gross proceeds from stock offering	35,520	—
Stock offering costs	(1,976)	—
Purchase of ESOP shares	(1,429)	—
Purchases of treasury stock	(151)	(1,024)

Net cash provided by financing activities	23,211	70,373

Net (decrease) increase in cash and cash equivalents	(5,670)	67,191
Cash and cash equivalents at beginning of period	92,526	11,707

Cash and cash equivalents at end of period	$86,856	$78,898

Supplemental cash flow information:
Cash paid during the year for interest	$1,269	$2,639
Noncash activities:
Retirement of common stock	$70	$—
Loans transferred to loans held for sale	—	124
Issuance of treasury stock – stock compensation plans	15	—
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	—	175
Retirement of treasury stock	1,053	—
Increase in net unsettled security purchases	—	5,122
See accompanying notes to the consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
1895 Bancorp of Wisconsin, Inc., a Maryland corporation (“New 1895 Bancorp”), was formed to serve as the stock holding company for PyraMax Bank, FSB (the “Bank”) as part of the mutual-to-stock
conversion of 1895 Bancorp of Wisconsin, MHC. Upon completion of the conversion, which occurred on July 14, 2021, 1895 Bancorp of Wisconsin, MHC and 1895 Bancorp of Wisconsin, a federal corporation (“Old 1895 Bancorp”) ceased to exist and New 1895 Bancorp became the successor corporation to Old 1895 Bancorp. The conversion was accomplished by the merger of 1895 Bancorp of Wisconsin, MHC with and into Old 1895 Bancorp followed by the merger of Old 1895 Bancorp with and into New 1895 Bancorp. The shares of New 1895 Bancorp common stock that were offered for sale in connection with the conversion represented the majority ownership interest in Old 1895 Bancorp owned by 1895 Bancorp of Wisconsin, MHC. On July 14, 2021, public stockholders of Old 1895 Bancorp received 1.3163 shares of common stock of New 1895 Bancorp in exchange for each of their shares of Old 1895 Bancorp. The shares of Old 1895 Bancorp common stock owned by 1895 Bancorp of Wisconsin, MHC were canceled at that time. The conversion and offering were completed on July 14, 2021, and New 1895 Bancorp was organized as a fully public stock holding company, with 100% of the common stock being held by the public. The financial statements and other information included in Part I of this Quarterly Report are for New 1895 Bancorp.
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
as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of
COVID-19
has adversely impacted a broad range of industries in which the Company’s customers operate and impaired their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to a range of 1.00% to 1.25%.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the
COVID-19
outbreak may continue to adversely affect the Company’s financial condition and results of operations. As a result of the spread of the
COVID-19
coronavirus, economic uncertainties have arisen which may continue to negatively impact our business, financial condition, results of operations and cash flows.
Subsequent Events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this quarterly report on Form
10-Q
were issued.
There were no additional significant subsequent events for the quarter ended September 30, 2021 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.
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
available-for-sale
were as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Obligations of states and political subdivisions	$21,008	$287	$(115)	$21,180
Government-sponsored mortgage-backed securities	56,048	909	(100)	56,857
Corporate collateralized mortgage obligations	744	1	—	745
Asset-backed securities	6,708	90	—	6,798
Certificates of deposit	1,459	82	—	1,541

Total	$85,967	$1,369	$(215)	$87,121

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
Obligations of states and political subdivisions	$11,570	$244	$(11)	$11,803
Government-sponsored mortgage-backed securities	36,886	1,165	(12)	38,039
Asset-backed securities	7,231	57	(7)	7,281
Certificates of deposit	1,458	122	—	1,580

Total	$57,145	$1,588	$(30)	$58,703

Available for sale securities with a carrying value of $1.9 million and $2.0 million were pledged as collateral at September 30, 2021 and December 31, 2020, respectively.
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

NOTE 3 – AVAILABLE FOR SALE SECURITIES (continued)

	September 30, 2021
	Amortized Cost	Fair Value

	(in thousands)
Debt and other securities:
Due in one year or less	$1,735	$1,750
Due after one through 5 years	4,122	4,266
Due after 5 through 10 years	5,101	5,135
Due after 10 years	11,509	11,570

Total debt and other securities	22,467	22,721
Mortgage-related securities	56,792	57,602
Asset-backed securities	6,708	6,798

Total	$85,967	$87,121

Gross unrealized losses on securities
available-for-sale
and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)
Obligations of states and political subdivisions	$5,338	$(115)	$—	$—	$5,338	$(115)
Government-sponsored mortgage-backed securities	15,620	(100)	—	—	15,620	(100)

Total	$20,958	$(215)	$—	$—	$20,958	$(215)

	December 31, 2020
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)
Obligations of states and political subdivisions	$4,235	$(11)	$—	$—	$4,235	$(11)
Government-sponsored mortgage-backed securities	4,984	(12)	—	—	4,984	(12)
Asset-backed securities	—	—	638	(7)	638	(7)

Total	$9,219	$(23)	$638	$(7)	$9,857	$(30)

At September 30, 2021 and December 31, 2020, respectively, the Company had 9 and 5 debt securities with unrealized losses representing aggregate depreciation of approximately 1.0% and 0.3% from their respective amortized cost basis. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.
The following table provides a summary of the proceeds from sales of securities available-for-sale,
as well as gross gains and losses, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Proceeds from sales of securities available-for-sale	$—	$19,005	$1,018	$19,283
Gross realized gains	—	1,014	12	1,022
Gross realized losses	—	—	—	—

NOTE 4 – LOANS
Major classifications of loans are summarized as follows:

	September 30, 2021	December 31, 2020

	(in thousands)
Commercial:
Real estate	$183,089	$189,291
Land development	1,426	1,492
Other	43,311	46,184
Residential real estate:
First mortgage	82,411	68,968
Construction	3,732	2,954
Consumer:
Home equity and lines of credit	18,563	22,348
Other	160	361

Subtotal	332,692	331,598
Net deferred loan costs	406	178
Allowance for loan losses	(2,788)	(2,703)

Loans, net	$330,310	$329,073

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
During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of September 30, 2021 and December 31, 2020, respectively, the Company had transferred $32.3 million and $29.6 million in participation loans which were eligible for sales treatment to other financial institutions, all of which continue to be serviced by the Company.
An analysis of past due loans is presented below:

	September 30, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans

	(in thousands)
Commercial:
Real estate	$427	$276	$703	$182,386	$183,089
Land development	—	—	—	1,426	1,426
Other	—	—	—	43,311	43,311
Residential real estate:
First mortgage	230	—	230	82,181	82,411
Construction	—	—	—	3,732	3,732
Consumer:
Home equity and lines of credit	—	—	—	18,563	18,563
Other	—	—	—	160	160

Total	$657	$276	$933	$331,759	$332,692

NOTE 4 – LOANS (continued)

	December 31, 2020
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans

	(in thousands)
Commercial:
Real estate	$241	$—	$241	$189,050	$189,291
Land development	—	—	—	1,492	1,492
Other	33	—	33	46,151	46,184
Residential real estate:
First mortgage	684	137	821	68,147	68,968
Construction	—	—	—	2,954	2,954
Consumer:
Home equity and lines of credit	121	23	144	22,204	22,348
Other	—	—	—	361	361

Total	$1,079	$160	$1,239	$330,359	$331,598

There were no loans 90 days or more past due and accruing interest as of September 30, 2021 or December 31, 2020.
A summary of activity in the allowance for loan losses for the three and nine months ended September 30, 2021 and September 30, 2020 is presented below:

	Commercial	Residential	Consumer	Total

	(in thousands)
Three months ended September 30, 2021
Allowance for loan losses
Beginning balance	$1,618	$745	$369	$2,732
Provision (credit) for loan losses	30	—	—	30
Loans charged-off	—	—	(1)	(1)
Recoveries	4	—	23	27

Ending balance	$1,652	$745	$391	$2,788

Three months ended September 30, 2020
Allowance for loan losses
Beginning balance	$1,243	$573	$298	$2,114
Provision (credit) for loan losses	360	100	40	500
Loans charged-off	—	(60)	(2)	(62)
Recoveries	2	88	8	98

Ending balance	$1,605	$701	$344	$2,650

	Commercial	Residential	Consumer	Total

	(in thousands)
Nine months ended September 30, 2021
Allowance for loan losses
Beginning balance	$1,609	$745	$349	$2,703
Provision (credit) for loan losses	30	—	—	30
Loans charged-off	—	—	(18)	(18)
Recoveries	13	—	60	73

Ending balance	$1,652	$745	$391	$2,788

Nine months ended September 30, 2020
Allowance for loan losses
Beginning balance	$1,235	$573	$192	$2,000
Provision (credit) for loan losses	360	100	40	500
Loans charged-off	—	(60)	(7)	(67)
Recoveries	10	88	119	217

Ending balance	$1,605	$701	$344	$2,650

NOTE 4 – LOANS (continued)

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	September 30, 2021
	Commercial	Residential	Consumer	Total

	(in thousands)
Loans:
Individually evaluated for impairment	$6,510	$880	$—	$7,390
Collectively evaluated for impairment	221,316	85,263	18,723	325,302

Total loans	$227,826	$86,143	$18,723	$332,692

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,652	745	391	2,788

Total allowance for loan losses	$1,652	$745	$391	$2,788

	December 31, 2020
	Commercial	Residential	Consumer	Total

	(in thousands)
Loans:
Individually evaluated for impairment	$10,573	$411	$21	$11,005
Collectively evaluated for impairment	226,394	71,511	22,688	320,593

Total loans	$236,967	$71,922	$22,709	$331,598

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,609	745	349	2,703

Total allowance for loan losses	$1,609	$745	$349	$2,703

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

NOTE 4 – LOANS (continued)

A summary of the Company’s internal risk ratings of loans is presented below:

	September 30, 2021
	Pass	Watch and Special Mention	Substandard	Total

	(in thousands)
Commercial:
Real estate	$164,407	$13,253	$5,428	$183,089
Land development	1,426	—	—	1,426
Other	41,459	568	1,284	43,311

Total	$207,292	$13,821	$6,712	$227,826

	December 31, 2020
	Pass	Watch and Special Mention	Substandard	Total

	(in thousands)
Commercial:
Real estate	$163,961	$19,272	$6,058	$189,291
Land development	—	—	1,492	1,492
Other	37,675	5,705	2,804	46,184

Total	$201,636	$24,977	$10,354	$236,967

There were no loans rated Doubtful or Loss as of September 30, 2021 or December 31, 2020, respectively.
Residential real estate and consumer loans are generally evaluated based on whether or not loans are performing in accordance with their contractual terms. Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans is presented below:

	September 30, 2021
	Performing	Non Performing	Total

	(in thousands)
Residential real estate:
First mortgage	$81,457	$954	$82,411
Construction	3,733	—	3,733
Consumer:
Home equity and lines of credit	18,479	84	18,563
Other	160	—	160

Total	$103,829	$1,038	$104,867

NOTE 4 – LOANS (continued)

	December 31, 2020
	Performing	Non Performing	Total

	(in thousands)
Residential real estate:
First mortgages	$67,817	$1,151	$68,968
Construction	2,954	—	2,954
Consumer:
Home equity and lines of credit	22,212	136	22,348
Other	361	—	361

Total	$93,344	$1,287	$94,631

Information regarding impaired loans is presented below:

	As of and for the Nine Months Ended September 30, 2021
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized

	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	—	—

Impaired loans with no reserve:
Commercial:
Real estate	5,226	5,226	NA	5,872	161
Land development	—	—	NA	979	32
Other	1,284	1,335	NA	1,611	24
Residential real estate:
First mortgages	880	964	NA	734	18
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	—	—	NA	10	22
Other	—	—	NA	—	—

Total impaired loans with no reserve	7,390	7,525	NA	9,206	257

Total impaired loans	$7,390	$7,525	$—	$9,206	$257

NOTE 4 – LOANS (continued)

	As of and for the Year Ended December 31, 2020
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized

	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	36	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	4	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	40	—

Impaired loans with no reserve:
Commercial:
Real estate	6,277	6,277	NA	6,268	332
Land development	1,492	1,492	NA	503	40
Other	2,804	2,804	NA	2,301	138
Residential real estate:
First mortgages	411	495	NA	568	261
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	21	51	NA	24	3
Other	—	—	NA	—	—

Total impaired loans with no reserve	11,005	11,119	NA	9,664	774

Total impaired loans	$11,005	$11,119	$—	$9,704	$774

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.
There were no additional funds committed to impaired loans as of September 30, 2021 and December 31, 2020.
Nonperforming loans are as follows:

	September 30, 2021	December 31, 2020

	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$1,120	$1,068
Nonaccrual loans, troubled debt restructurings	193	219

Total nonperforming loans (NPLs)	$1,313	$1,287

Troubled debt restructurings, accruing	$421	$432

NOTE 4 – LOANS (continued)

There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.
The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to
COVID-19
made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the
COVID-19
national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of September 30, 2021, the Company had 1 to 3 month deferrals of approximately $444,000 in interest, escrow, and principal payments on $14.7 million in outstanding loans.
The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the nine months ended September 30, 2021 and 2020.
Information on
non-accrual
loans is presented below:

	September 30, 2021	December 31, 2020

	(in thousands)
Commercial:
Real estate	$275	$—
Land development	—	—
Other	—	—
Residential real estate:
First mortgages	954	1,151
Construction	—	—
Consumer:
Home equity and lines of credit	84	136
Other	—	—

Total non-accrual loans	$1,313	$1,287

Total non-accrual loans to total loans	0.40%	0.39%
Total non-accrual loans to total assets	0.24%	0.25%
NOTE 5 – MORTGAGE SERVICING RIGHTS
Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others was $339.3 million and $345.1 million as of September 30, 2021 and December 31, 2020, respectively.
A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

	(in thousands)		(in thousands)
Mortgage servicing rights beginning balance	$2,109	$1,587	$1,806	$2,172
Additions	137	232	457	578
Amortization	(164)	(199)	(551)	(560)
Increase (decrease) in valuation allowance	—	(5)	370	(575)

Mortgage servicing rights ending balance	$2,082	$1,615	$2,082	$1,615

Fair value at beginning of period	$2,361	$1,587	$1,806	$2,404
Fair value at end of period	$2,285	$1,615	$2,285	$1,615

NOTE 5 – MORTGAGE SERVICING RIGHTS (continued)

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of September 30, 2021, the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 12.5% to 39.7%, respectively, both of which were based on market data from independent organizations. As of September 30, 2020, the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 20.9% to 46.9%, respectively, both of which were based on market data from independent organizations.
The following table summarizes the estimated future amortization expense for mortgage servicing rights for the annual periods indicated. The projections of amortization expense are based on existing asset balances as of September 30, 2021. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

(in thousands)
Estimated future amortization as of September 30, 2021 :
2021	$440
2022	412
2023	385
2024	359
2025	328
Thereafter	158

Total	$2,082

NOTE 6 – DEPOSITS
The composition of deposits is summarized below:

	September 30, 2021	December 31, 2020

	(in thousands)
Non-interest bearing checking	$100,018	$98,970
Interest bearing checking	34,387	30,630
Money market	93,110	103,724
Statement savings	66,653	58,895
Certificates of deposit 1	80,146	87,629

Total	$374,314	$379,848

1	Included in these amounts are brokered deposits of $5.5 million at December 31, 2020. There were no brokered deposits at September 30, 2021.
The Company held $9.5 million and $8.7 million in certificates of deposit which met or exceeded the FDIC insurance limit of $250,000 as of September 30, 2021 and December 31, 2020, respectively.
As of September 30, 2021, the scheduled maturities of certificates of deposit for the annual periods are presented below
:

(in thousands)
2021	$21,164
2022	55,902
2023	1,078
2024	1,237
2025	585
Thereafter	180

Total	$80,146

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES
Federal Home Loan Bank advances consist of the following:

	September 30, 2021		December 31, 2020
	Rate	Amount	Rate	Amount

	(dollars in thousands)
Fixed rate, fixed term advance, maturing Jul 2021	—	—	1.41%	$7,000
Fixed rate, fixed term advance, maturing Feb 2022	1.62%	6,500	1.62%	6,500
Fixed rate, fixed term advance, maturing Feb 2023	1.62%	6,500	1.62%	6,500
Putable advance, maturing Oct 2029 first put option date Nov 2020	1.03%	10,000	1.03%	10,000
Putable advance, maturing Feb 2030 first put option date Feb 2023	0.98%	5,000	0.98%	5,000
Putable advance, maturing Mar 2030 first put option date Mar 2025	0.89%	10,000	0.89%	10,000
Advance structured note, payments due monthly, maturing Feb 2030	7.47%	553	7.47%	584
Advance structured note, payments due monthly, maturing April 2030	1.05%	8,646	1.05%	9,365
Advance structured note, payments due monthly, maturing May 2030	1.19%	8,735	1.19%	9,449
Fixed rate, COVID-19 Relief Advance, maturing May 2021	—	—	0%	4,000

Total		$55,934		$68,398

The scheduled maturities of Federal Home Loan Bank advances are presented below:

	September 30, 2021
	Weighted Average Rate	Amount

	(dollars in thousands)
2021	1.26%	$491
2022	1.54%	8,481
2023	1.54%	8,507
2024	1.28%	2,032
2025	1.30%	2,059
Thereafter	1.07%	34,364

Total		$55,934

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
The Company has pledged approximately $150.1 million and $149.1 million of qualifying loans as collateral for Federal Home Loan Bank advances as of September 30, 2021 and December 31, 2020, respectively. Federal Home Loan Bank advances are also secured by approximately $3.0 million of Federal Home Loan Bank stock held by the Company as of September 30, 2021 and December 31, 2020. The Company’s available and unused portion of this borrowing agreement totaled $93.6 million and $79.6 million as of September 30, 2021 and December 31, 2020, respectively. Additional borrowing would require additional stock purchase.
Additionally, at September 30, 2021 we had a $15.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at September 30, 2021. The Company also had a $6.2 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $9.2 million at September 30, 2021. The Company had not drawn on the Federal Reserve line as of September 30, 2021.

NOTE 8 – INCOME TAXES
Income tax (benefit) expense was ($57,000) and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $45,000 and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.
Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of September 30, 2021, and December 31, 2020, the deferred tax valuation allowances was $934,000, reducing our net deferred tax asset to $3.4 million at each respective date.
Due to recent changes in market conditions and current events related to
COVID-19,
the board and management continue to assess their deferred tax assets including forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at September 30, 2021.
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

	September 30, 2021
	Fixed Rate	Variable Rate	Total

	(in thousands)
Commitments to extend credit	$8,215	$54,658	$62,873
Standby letters of credit	23	250	273
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,200	—	1,200
Commitments to sell loans	14,404	—	14,404
Overdraft protection program commitments	4,027	—	4,027

	December 31, 2020
	Fixed Rate	Variable Rate	Total

	(in thousands)
Commitments to extend credit	$12,084	$41,778	$53,862
Standby letters of credit	23	2,150	2,173
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,087	—	1,087
Commitments to sell loans	53,847	—	53,847
Overdraft protection program commitments	4,104	—	4,104

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
The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $2.5 million of commitments to deliver loans through the Program as of September 30, 2021. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of September 30, 2021, and December 31, 2020, the Company had no liability outstanding related to the Program.
Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.
NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN
The Company established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees, effective January 1, 2019, in connection with the mutual holding company reorganization and organization of Old 1895 Bancorp. Eligible employees become 20% vested in their accounts after 1 year of service, 40% vested after 2 years of service, 60% vested after 3 years of service, 80% vested after 4 years of service, and 100% vested after 5 or more years of service, or earlier, upon death, disability or attainment of normal retirement age.
On January 8, 2019, the ESOP purchased 175,528 shares of the Company’s common stock, which was funded by a loan from Old 1895 Bancorp. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP, and discretionary contributions from the Company to the ESOP and earnings thereon.
As part of the
mutual-to-stock
conversion and stock offering completed on July 14, 2021, the ESOP refinanced the aforementioned loan with New 1895 Bancorp, enabling the ESOP to purchase an aggregate of 283,360 additional shares of common stock. As of September 30, 2021, the ESOP had purchased 131,727 of the additional shares at an average price of $10.79.
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

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN (continued)

The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $10,000 and $17,000 in compensation expense for the three months ended September 30, 2021 and September 30, 2020, respectively, and $59,000 and $49,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively.
The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	September 30, 2021	December 31, 2020 (1)

	(dollars in thousands)
Shares committed to be released	6,930	7,021
Total allocated shares	18,480	7,021
Total unallocated shares	337,361	161,486

Total ESOP shares	362,771	175,528

Fair value of unallocated shares (based on $10.92 and $9.96 share price as of September 30, 2021 and December 31, 2020, respectively)	$3,684	$1,608

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1).
NOTE 11 – RELATED PARTY TRANSACTIONS
A summary of loans to directors, executive officers, and their affiliates follows:

	September 30, 2021	December 31, 2020

	(in thousands)
Beginning balance	$1,034	$1,172
New loans	32	512
Repayments	(287)	(650)

Ending balance	$779	$1,034

Deposits from directors, executive officers, and their affiliates totaled $1.1 million and $940,000 at September 30, 2021 and December 31, 2020, respectively.
The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were $7,000 and $6,000 during the three months ended September 30, 2021 and 2020, respectively, and $21,000 for the nine months ended September 30, 2021 and 2020, respectively.
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

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

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

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

		Recurring Fair Value Measurements Using
	September 30, 2021	Level 1	Level 2	Level 3

	(in thousands)
Marketable equity securities:	$3,309	$3,309	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	21,180	—	21,180	—
Government-sponsored mortgage-backed securities	56,857	—	56,857	—
Corporate collateralized mortgage obligations	745	—	745	—
Asset-backed securities	6,798	—	6,798	—
Certificates of deposit	1,541	—	1,541	—

Total	$90,430	$3,309	$87,121	$—

		Recurring Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3

	(in thousands)
Marketable equity securities:	$2,992	$2,992	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	11,803	—	11,803	—
Government-sponsored mortgage-backed securities	38,039	—	38,039	—
Asset-backed securities	7,281	—	7,281	—
Certificates of deposit	1,580	—	1,580	—

Total	$61,695	$2,992	$58,703	$—

Impaired loans are measured at fair value on a
non-recurring
basis. There were no loans that were considered impaired with a specific valuation allowance as of September 30, 2021 and December 31, 2020.
Mortgage servicing rights are measured at fair value on a
non-recurring
basis. Mortgage servicing rights with a carrying value of $2.2 million were considered impaired and written down to their estimated fair value of $1.8 million as of December 31, 2020. As a result, the Company recognized a specific valuation allowance against mortgage servicing rights of $369,000 during the period December 31, 2020. At September 30, 2021, there was no valuation allowance against mortgage servicing rights.
The carrying values and estimated fair values of financial instruments are presented below:

	September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$86,856	$86,856	$—	$—
Available for sale securities	87,121	—	87,121	—
Marketable equity securities	3,309	3,309	—	—
Loans held for sale	1,927	—	1,927	—
Loans	330,310	—	—	332,175
Rate lock commitments	116	—	—	116
Accrued interest receivable	896	896	—	—
Federal Home Loan Bank stock	3,032	—	—	3,032
Cash value of life insurance	13,789	—	—	13,789
Financial liabilities:
Deposits	374,314	294,168	—	80,186
Advance payments by borrowers for taxes and insurance	11,982	11,982	—	—
Federal Home Loan Bank advances	55,934	—	—	57,133
Accrued interest payable	113	113	—	—

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$92,526	$92,526	$—	$—
Available for sale securities	58,703	—	58,703	—
Marketable equity securities	2,992	2,992	—	—
Loans held for sale	2,484	—	2,484	—
Loans	329,073	—	—	332,882
Rate lock commitments	354	—	—	354
Accrued interest receivable	912	912	—	—
Federal Home Loan Bank Stock	3,032	—	—	3,032
Cash value of life insurance	13,485	—	—	13,485
Financial liabilities:
Deposits	379,848	292,219	—	87,884
Advance payments by borrowers for taxes and insurance	2,737	2,737	—	—
Federal Home Loan Bank advances	63,398	—	—	70,561
Accrued interest payable	183	183	—	—
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

NOTE 13 – EQUITY AND REGULATORY MATTERS (continued)

Quantitative measures established by regulation to ensure capital adequacy require PyraMax Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management’s opinion that PyraMax Bank met all applicable capital adequacy requirements as of September 30, 2021 and December 31, 2020.
As of September 30, 2021, and December 31, 2020, PyraMax Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PyraMax Bank must maintain minimum regulatory capital ratios as set forth in the table below. PyraMax Bank’s actual and required capital amounts and ratios are presented below:

	September 30, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$49,513	9.1%	$21,762	4.0%	$27,203	5.0%
Risk-based:
Common Equity Tier 1	49,513	14.6%	15,264	4.5%	22,048	6.5%
Tier 1	49,513	14.6%	20,352	6.0%	27,136	8.0%
Total	47,457	14.0%	27,136	8.0%	33,920	10.0%

	December 31, 2020
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$49,534	9.8%	$20,195	4.0%	$25,243	5.0%
Risk-based:
Common Equity Tier 1	49,534	15.1%	14,725	4.5%	21,269	6.5%
Tier 1	49,534	15.1%	19,633	6.0%	26,177	8.0%
Total	52,237	16.0%	26,177	8.0%	32,722	10.0%

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
Earnings per common share for the three and nine months ended September 30, 2021 and 2020 are presented in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020 (1)	2021	2020 (1)

	(In thousands, except per share amounts)		(In thousands, except per share amounts)
Net (loss) income	$(115)	$412	$354	$893

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	6,269	4,647	6,261	4,660
Less: Weighted average unallocated ESOP shares	250	165	226	166

Weighted average shares outstanding for basic EPS	6,011	4,482	6,035	4,494
Additional dilutive shares	210	38	228	36

Weighted average shares outstanding for dilutive EPS	6,221	4,520	6,263	4,530

Basic (loss) income per share	$(0.02)	$0.09	$0.06	$0.20
Diluted (loss) income per share	$(0.02)	$0.09	$0.06	$0.20

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1).
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
Accounting for Stock-Based Compensation Plan
The fair val
ue of stock options granted is estimated on the grant date using a Black-Scholes pricing model. The fair value of restricted shares is equal to the quoted NASDAQ market closing price on the date of grant. The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense is included in compensation, payroll taxes and other employee benefits in the consolidated statements of operations.
The following assumptions were used in estimating the fair value of options granted during the nine months ended September 30, 2021:

NOTE 15 – STOCK BASED COMPENSATION (continued)

For the Nine Months Ended September 30, 2021
Dividend yield	0.00%
Risk-free interest rate	0.96%
Expected volatility	24.64%
Weighted average expected life	6.5
Weighted average per share value of options	$2.10
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
A summary of the Company’s stock option activity for the period ended September 30, 2021 is presented below.

Stock Options	Shares (1)	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2020	287,097	$5.99	9.30	593,838
Granted (2)	37,316	7.76	9.41	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding September 30, 2021	324,413	6.20	8.65	1,532,089

Options exercisable at September 30, 2021	57,415	5.99	8.55	282,833

(1)	Share amounts reflected in the tables are adjusted for the 1.3163 to 1 common share conversion ratio as part of the conversion and offering.
(2)	Includes 10,527 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.
The following table summarizes information about the Company’s nonvested stock option activity for the nine months ended September 30, 2021:

Stock Options	Shares (1)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	287,097	$1.98
Granted (2)	37,316	2.10
Vested	(57,415)	1.50
Forfeited	—	—

Nonvested at September 30, 2021	266,998	$2.09

(1)	Share amounts reflected in the tables are adjusted for the 1.3163 to 1 common share conversion ratio as part of the conversion and offering.
(2)	Includes 10,527 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.
The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $26,000 and $22,000 in stock option expense during the three months ended September 30, 2021 and 2020, respectively. Additionally, the Company recognized $74,000 and $39,000 in stock option expense during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, the Company had $374,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 3.71 years.

NOTE 15 – STOCK BASED COMPENSATION (continued)

The following table summarizes information about the Company’s restricted stock activity for the nine months ended September 30, 2021:

Restricted Stock	Shares (1)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	111,802	$5.98
Granted (2)	15,052	7.76
Vested (3)	(22,355)	5.98
Forfeited	—	—

Nonvested at September 30, 2021	104,499	$6.23

(1)	Share amounts reflected in the tables are adjusted for the 1.3163 to 1 common share conversion ratio as part of the conversion and offering.
(2)	Includes 1,313 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.
(3)	Includes 6,306 shares surrendered by employees to cover payroll tax costs related to the vested shares.
The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $39,000 and $33,000 in restricted stock expense during the three months ended September 30, 2021 and 2020, respectively. Additionally, the Company recognized $114,000 and $60,000 in restricted stock shares expense during the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, the Company had $577,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.70 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Management’s discussion and analysis of financial condition and results of operations at September 30, 2021 and for the three and nine months ended September 30, 2021 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form
10-Q.
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
Additionally, the outbreak of
COVID-19
will continue to adversely impact a broad range of industries in which the Company’s customers operate and will continue to impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared
COVID-19
to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections.
Notwithstanding any actions by national, state and local governments to mitigate the impact of
COVID-19
or by the Company to address the adverse impacts of
COVID-19,
there can be no assurance that any of the foregoing activities will be successful in mitigating or preventing significant adverse effects on the Company. Government action in response to the
COVID-19
pandemic, including restrictions on individual and business activities and vaccination mandates, may affect our business and operations, including our workforce, human capital resources and infrastructure. The Company may also incur additional costs to remedy damages caused by such disruptions, which could adversely affect its financial condition and results of operations. While it is not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are aware.
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
The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to
COVID-19
made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the
COVID-19
national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of September 30, 2021, the Company had 1 to 3 month deferrals of approximately $444,000 in interest, escrow, and principal payments on $14.7 million in outstanding loans.
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans. The Company is actively participating in assisting our customers with applications for resources through the program. PPP loans will have: (a) an interest rate of 1.0%, (b)
two-year
and five-year loan terms to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. As part of the first round of this program, at September 30, 2021, we had funded 246 PPP loans totaling $30.3 million, of which all but $2,000 had been forgiven as of September 30, 2021.

On December 27, 2020, the Relief Act became law and provided an additional $284 billion for the PPP, as well as extending the PPP through March 31, 2021. Among the changes to the PPP as a result of the Relief Act include: (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25% of gross receipts in any quarter during 2020 compared to the corresponding quarter in 2019 (or demonstrating a loss of 25% of gross receipts for the calendar year 2020 compared to calendar year 2019); (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year period prior
to the date on which the loan is made or calendar year 2019, limited to a maximum loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances, supplier costs and a broader category of operational expenses (including cloud computing services and other business software) as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that Economic Injury Disaster Loan (“EIDL”) Advances will reduce the borrower’s PPP loan forgiveness amount. Additionally, expenses paid with the proceeds of PPP loans that are forgiven (or are reasonably expected to be forgiven)
are now tax-deductible, reversing previous
guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds which were forgiven (or reasonably expected to be forgiven). As of September 30, 2021, we had funded 143 second round PPP loans totaling $10.5 million, none of which had been forgiven as of September 30, 2021.
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
Comparison of Financial Condition at September 30, 2021 and December 31, 2020
Total Assets.
 Total assets increased $24.4 million, or 4.7%, to $541.2 million at September 30, 2021 from $516.8 million at December 31, 2020. The increase was primarily due to a net increase in available-for-sale
securities of $28.4 million during the nine month period ended September 30, 2021.
Cash and Cash Equivalents.
Cash and cash equivalents decreased $5.7 million, or 6.1%, to $86.9 million at September 30, 2021 from $92.5 million at December 31, 2020. Balances held in the form of cash and cash equivalents were increased by net proceeds of $33.5 million from the July 2021 capital raise and reduced to fund the purchase of $39.2 million in available-for-sale
securities.
Available-for-Sale
Securities.
 Available for sale securities increased $28.4 million, or 48.4%, to $87.1 million at September 30, 2021, from $58.7 million at December 31, 2020. The increase was primarily due to purchases of securities totaling $39.2 million during the nine months ended September 30, 2021, offset in part by $1.0 million of securities sales as well as maturities, prepayments and calls of securities totaling $9.3 million and a reduction in the unrealized gain held within the portfolio of $404,000.
Loans Held for Sale.
 Loans held for sale decreased $557,000, or 22.4%, to $1.9 million at September 30, 2021, from $2.5 million at December 31, 2020. This decrease was due primarily to a decrease in the volume of first mortgage residential real estate loan originations to be sold into the secondary market as a result of the changing interest rate environment.
Net Loans.
 Net loans increased $1.2 million, or 0.4%, to $330.3 million at September 30, 2021, from $329.1 million at December 31, 2020. The increase was due primarily to a $14.2 million increase in residential real estate loans as these types of loans were retained within the portfolio. This was partially offset by a $9.1 million decrease in commercial loans and a $3.9 million decrease in consumer loans due to normal payment and refinancing activity and forgiveness of PPP loans.

Deposits.
 Deposits decreased $5.5 million, or 1.5%, to $374.3 million at September 30, 2021, from $379.8 million at December 31, 2020. Noninterest checking accounts increased $1.0 million, or 1.1%, to $100.0 million. Statement savings accounts increased $7.8 million to $66.7 million at September 30, 2021 from $58.9 million, and interest-bearing checking accounts increased $3.8 million to $34.4 million from $30.6 million. These increases were offset by decreases in money market accounts of $10.6 million to $93.1 million at September 30, 2021 from $103.7 million at December 31, 2020 and a $7.5 million decrease in certificates of deposits to $80.1 million from $87.6 million at December 31, 2020, including a decrease in brokered certificates of deposits to none at September 30, 2021 from $5.5 million at December 31, 2020. We continued our marketing focus on attracting non-maturing
deposits as these accounts carry lower interest rates and offer more flexibility in a changing rate environment.
Advance Payments by Borrowers for Taxes and Insurance.
 Advance payments by borrowers for taxes and insurance increased $9.2 million to $11.9 million at September 30, 2021 from $2.7 million at December 31, 2020. The increase was due to normal seasonal activity.
Borrowings.
Borrowings, consisting entirely of FHLB advances, decreased $12.5 million, or 18.2%, to $55.9 million at September 30, 2021, from $68.4 million at December 31, 2020. The decrease was due to principal repayments on existing advances.
Total Stockholders’ Equity.

Total stockholders’ equity increased $32.2 million to $92.2 million at September 30, 2021, from $60.0 million at December 31, 2020. The increase was primarily due to the July 2021 capital raise which generated $35.5 million of gross proceeds. This was partially offset by a $1.4 million increase in the unallocated common stock of the ESOP plan for the nine months ended September 30, 2021 due to the expansion of the ESOP plan. In addition, treasury stock declined $917,000 as a result of the July 2021 stock offering.

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

	Three Months Ended September 30,
	2021			2020

	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$330,353	$2,939	3.53%	$328,550	$3,617	4.37%
Securities available-for-sale	89,748	368	1.63%	61,059	304	1.97%
Other interest-earning assets	92,284	74	0.32%	68,616	17	0.10%

Total interest-earning assets	512,385	3,381	2.62%	458,225	3,938	3.42%
Non-interest-earning assets	35,771			37,044

Total assets	$548,156			$495,269

Interest-earning liabilities:
NOW accounts	$34,134	$9	0.10%	$28,417	$8	0.11%
Money market accounts	93,554	60	0.25%	82,041	103	0.50%
Savings accounts	66,416	8	0.05%	55,683	14	0.10%
Certificates of deposit	80,046	94	0.47%	97,355	355	1.45%

Total interest-bearing deposits	274,150	171	0.25%	263,496	480	0.72%
Federal Home Loan Bank advances	57,002	178	1.24%	69,049	207	1.19%
Other interest-bearing liabilities	10,851	—	—	10,886	—	—

Total interest-bearing liabilities	342,003	349	0.41%	343,431	687	0.80%
Non-interest-bearing deposits	143,007			91,485
Other non-interest-bearing liabilities	6,500			4,768

Total liabilities	491,510			439,684
Total stockholders’ equity	56,646			55,585

Total liabilities and stockholders’ equity	$548,156			$495,269

Net interest income		$3,032			$3,251

Net interest-earning assets	$170,382			$114,794

Interest rate spread (1)			2.21%			2.62%
Net interest margin (2)			2.37%			2.82%
Average interest-earning assets to average interest-bearing liabilities	149.82%			133.43%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$333,234	$9,357	3.75%	$322,480	$10,228	4.24%
Securities available-for-sale	76,520	971	1.70%	66,177	1,092	2.20%
Other interest-earning assets	83,163	181	0.29%	43,638	65	0.20%

Total interest-earning assets	492,917	10,509	2.85%	432,295	11,385	3.52%
Non-interest-earning assets	36,307			36,536

Total assets	$529,224			$468,831

Interest-earning liabilities:
NOW accounts	$33,191	$27	0.11%	$26,712	$39	0.19%
Money market accounts	98,041	200	0.27%	73,759	355	0.64%
Savings accounts	64,493	27	0.06%	51,919	44	0.11%
Certificates of deposit	81,888	366	0.60%	113,004	1,508	1.78%

Total interest-bearing deposits	277,613	620	0.30%	265,394	1,946	0.98%
Federal Home Loan Bank advances	63,363	579	1.22%	55,706	516	1.24%
Other interest-bearing liabilities	7,937	—	—	7,619	—	—

Total interest-bearing liabilities	348,913	1,199	0.46%	328,719	2,462	1.00%
Non-interest-bearing deposits	118,412			81,926
Other non-interest-bearing liabilities	5,791			3,907

Total liabilities	473,116			414,552
Total stockholders’ equity	56,108			54,279

Total liabilities and stockholders’ equity	$529,224			$468,831

Net interest income		$9,310			$8,923

Net interest-earning assets	$144,004			$103,576

Interest rate spread (1)			2.39%			2.52%
Net interest margin (2)			2.53%			2.76%
Average interest-earning assets to average interest-bearing liabilities	141.27%			131.51%

(1)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(2)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$20	(698)	(678)
Securities	103	(39)	64
Other	7	50	57

Total interest-earning assets	130	(687)	(557)

Interest-bearing liabilities:
NOW	(1)	1	—
Money market deposits	(17)	60	43
Savings	(4)	9	5
Certificates of deposit	54	207	261

Total interest-bearing deposits	32	277	309
Borrowings	39	(10)	29
Other	—	—	—

Total interest-bearing liabilities	71	267	338

Change in net interest income	$201	(420)	(219)

	Nine Months Ended September 30, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$357	(1,228)	(871)
Securities	253	(374)	(121)
Other	76	40	116

Total interest-earning assets	686	(1,562)	(876)

Interest-bearing liabilities:
NOW	(15)	26	11
Money market deposits	(207)	363	156
Savings	(16)	33	17
Certificates of deposit	334	808	1,142

Total interest-bearing deposits	96	1,230	1,326
Borrowings	(70)	7	(63)
Other	—	—	—

Total interest-bearing liabilities	26	1,237	1,263

Change in net interest income	$712	(325)	387

Comparison of Operating Results for the Three Months Ended September 30, 2021 and 2020
General.
 We recorded a net loss of $115,000 for the three months ended September 30, 2021, compared to net income of $412,000 for the three months ended September 30, 2020. This decrease was due to a $2.1 million decrease in non-interest
income, which was partially offset by a $91,000 decrease in
non-interest
expense, a $251,000 increase in net interest income after provision for loan losses, and a $1.3 million decrease in income tax expense.
Interest and Dividend Income.
Interest and dividend income decreased by $557,000, or 14.1%, to $3.4 million for the three months ended September 30, 2021, from $3.9 million for the three months ended September 30, 2020. The decrease was due primarily to the declining interest rate environment brought on by the
COVID-19
pandemic. The average rate paid on loans declined to 3.53% for the three months ended September 30, 2021 compared to 4.37% for the three months ended September 30, 2020. As a result, interest income from loans decreased by $678,000, or 18.7%, to $2.9 million, from $3.6 million. Interest earned on loans was also impacted by a $66,000 decrease in PPP loan fees recognized as interest during the three months ended September 30, 2021. We recognized $31,000 PPP loan fees as interest during the three months ended September 30, 2021, compared to $97,000 of PPP loan fees recognized as interest during the three months ended September 30, 2020.
Interest Expense.
Interest expense decreased $338,000, or 49.2%, to $349,000 for the three months ended September 30, 2021, from $687,000 for the three months ended September 30, 2020, as rates on interest-bearing liabilities decreased 39 basis points due to the declining interest rate environment.
Net Interest Income.
 Net interest income decreased $219,000, or 6.7%, to $3.0 million for the three months ended September 30, 2021, from $3.3 million for the three months ended September 30, 2020. The rate for average interest-bearing liabilities decreased to 0.41% for the three months ended September 30, 2021, from 0.80% for the three months ended September 30, 2020. This 39 basis point decrease in the cost of funds came as the yield on interest-earning assets decreased by 80 basis points, to 2.62% for the three months ended September 30, 2021, from 3.42% for the three months ended September 30, 2020. Accordingly, our net interest rate spread decreased 41 basis points to 2.21% for the three months ended September 30, 2021, from 2.62% for the three months ended September 30, 2020. Our net interest margin also decreased to 2.37% from 2.82% over the same period.
Provision for Loan Losses.

Provision for loan losses decreased $470,000, or 94.0%, to $30,000 for the three months ended September 30, 2021, from $500,000 for the three months ended September 30, 2020. The allowance for loan losses was $2.8 million, or 0.84%, of total loans (and 0.86% excluding PPP loans), at September 30, 2021, compared to $2.7 million, or 0.82% of total loans (and 0.86% excluding PPP loans), at December 31, 2020. Nonaccrual loans constituted 0.40% of total gross loans (and 0.41% excluding PPP loans) at September 30, 2021, compared to 0.39% of gross loans at December 31, 2020 (and 0.41% excluding PPP loans). Net recoveries for the three months ended September 30, 2021 were $26,000 compared to net recoveries of $36,000 for the three months ended September 30, 2020.
Non-interest
Income
.
 Non-interest
income decreased $2.1 million, or 77.2%, to $628,000 for the three months ended September 30, 2021, from $2.8 million for the three months ended September 30, 2020. The decrease was due primarily to a $1.0 million decrease in net gains realized on the sale of securities and a $488,000 decrease in net gains on the sale of loans due to a reduction in mortgage activity and a lower level of loan sales. In addition, we recognized a $575,000 decrease in the market value of equity securities in our Rabbi trust accounts. Loan servicing fees decreased $48,000. Service charges and other fees increased $27,000, or 12.6% to $242,000 for the three months ended September 30, 2021, from $215,000 for the three months ended September 30, 2020. The increase in service charges and other fees was due to waived service charges during the three months ended September 30, 2020 as part of our initial response to the pandemic.
Non-interest
Expense.

Non-interest
expense decreased $91,000, or 2.3%, to $3.8 million for the three months ended September 30, 2021 from $3.9 million for the three months ended September 30, 2020. The decrease was due primarily to a $282,000 decrease in salaries and employee benefits during the three months ended September 30, 2021 resulting from decreases in discretionary incentive pay.
Income Tax Expense.

We recorded an income tax benefit of $57,000 for the three months ended September 30, 2021, compared to an income tax expense of $1.2 million for the three months ended September 30, 2020. The decrease in income tax expense was primarily due to a decrease in income before taxes and an increase to our deferred tax valuation allowance of $784,000 for the three months ended September 30, 2020, compared to none during the three months ended September 30, 2021.

Comparison of Operating Results for the Nine Months Ended September 30, 2021 and 2020
General.
 We recorded net income of $354,000 for the nine months ended September 30, 2021, compared to net income of $893,000 recorded for the nine months ended September 30, 2020. This decrease was due to a $1.6 million decrease in non-interest
income and a $1.3 million increase in
non-interest
expense, which was partially offset by a $387,000 increase in net interest income, a $470,000 decrease in the provision for loan losses and a $1.5 million decrease in income tax expense.
Interest and Dividend Income.
Interest and dividend income decreased $876,000, or 7.7%, to $10.5 million for the nine months ended September 30, 2021, from $11.4 million for the nine months ended September 30, 2020. The decrease was due primarily to the declining interest rate environment brought on by the
COVID-19
pandemic. The average rate paid on loans declined to 3.75% for the nine months ended September 30, 2021 compared to 4.24% for the nine months ended September 30, 2020. As a result, interest income from loans decreased by $871,000, or 8.5%, to $9.4 million for the nine months ended September 30, 2021, from $10.2 million for the nine months ended September 30, 2020. The reduction in interest earned on loans was partially offset by $482,000 of PPP loan fees recognized as interest during the nine months ended September 30, 2021, from $97,000 for the nine months ended September 30, 2020.
Interest Expense.
Interest expense decreased $1.3 million, or 51.3%, to $1.2 million for the nine months ended September 30, 2021, from $2.5 million for the nine months September 30, 2020, as rates on interest-bearing liabilities decreased 54 basis points due to the declining interest rate environment.
Net Interest Income.
 Net interest income increased $387,000, or 4.3%, to $9.3 million for the nine months ended September 30, 2021 from $8.9 million for the nine months ended September 30, 2020. The rate for average interest-bearing liabilities decreased to 0.46% for the nine months ended September 30, 2021, from 1.00% for the nine months ended September 30, 2020. This 54 basis point decrease in the cost of funds came as the yield on interest-earning assets decreased by 67 basis points, to 2.85% for the nine months ended September 30, 2021, from 3.52% for the nine months ended September 30, 2020. Accordingly, our net interest rate spread decreased 13 basis points to 2.39% for the nine months ended September 30, 2021, from 2.52% for the nine months ended September 30, 2020. Our net interest margin decreased 23 basis points to 2.53% from 2.76% over the same period.
Provision for Loan Losses.

Provision for loan losses decreased $470,000, or 94.0%, to $30,000 for the nine months ended September 30, 2021, from $500,000 for the nine months ended September 30, 2020. The allowance for loan losses was $2.8 million, or 0.84%, of total loans (and 0.86% excluding PPP loans), at September 30, 2021, compared to $2.7 million, or 0.82% of total loans (and 0.86% excluding PPP loans), at December 31, 2020. Nonaccrual loans constituted 0.40% of total gross loans (and 0.41% excluding PPP loans) at September 30, 2021, compared to 0.39% of gross loans at December 31, 2020 (and 0.41% excluding PPP loans). Net recoveries for the nine months ended September 30, 2021 were $55,000 compared to net recoveries of $150,000 for the nine months ended September 30, 2020.
Non-interest
Income
.
 Non-interest
income decreased $1.6 million, or 32.4%, to $3.4 million for the nine months ended September 30, 2021 from $5.0 million for the nine months ended September 30, 2020. The decrease was due primarily to decreases in net gain on the sale of loans of $1.3 million and net gains on the sale of securities of $1.0 million. The $859,000 increase in loan servicing fees was primarily due to the reversal of a $369,000 impairment previously recorded against the value of mortgage servicing rights. Service charges and other fees increased $135,000, primarily due to waived service charges during the nine months ended September 30, 2020 as part of our initial response to the pandemic. The decrease in non-interest
income was due partially to a decrease in the market value of equity securities in our Rabbi Trust accounts.
Non-interest
Expense.

Non-interest
expense increased $1.3 million, or 12.0%, to $12.2 million for the nine months ended September 30, 2021 from $10.9 million for the nine months ended September 30, 2020. The increases were primarily due to an increase of $784,000, or 12.1%, in salaries and employee benefits. The increase in salaries and employee benefits resulted from increases in discretionary incentive pay offset by a decrease in the market value of equity securities in our Rabbi Trust accounts.

Income Tax Expense.
We recorded income tax expense of $45,000 for the nine months ended September 30, 2021, compared to an income tax expense of $1.6 million for the nine months ended September 30, 2020. The decrease in income tax expense was primarily due to a decrease in income before taxes and an increase to our deferred tax valuation allowance of $934,000 for the nine months ended September 30, 2020, compared to none during the nine months ended September 30, 2021.
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
The table below sets forth, as of September 30, 2021, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$14,678	24.71%
+300	14,047	19.35%
+200	13,317	13.15%
+100	12,576	6.85%
Level	11,769	—%
-100	11,135	(5.39)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.
Economic Value of Equity
.
We also monitor interest rate risk through the use of a simulation model that estimates the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. The quarterly reports developed in the simulation model assist us in identifying, measuring, monitoring and controlling interest rate risk to ensure compliance within our policy guidelines.

The table below sets forth, as of September 30, 2021, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates (1)	Estimated EVE (2)	Amount	Percent

	(Dollars in thousands)
400	$73,695	$8,060	12.28%
300	72,163	6,528	9.95%
200	70,980	5,345	8.14%
100	69,116	3,481	5.30%
—	65,635	—	—%
(100)	61,083	(4,552)	(6.94%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
The table above indicates that at September 30, 2021, in the event of a
100-basis
point increase in interest rates, we would have experienced a 5.30% increase in our EVE. In the event of a
200-basis
point increase in interest rates at September 30, 2021, we would have experienced a 8.14% increase in our EVE.
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
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At September 30, 2021, we had $55.9 million outstanding in advances from the FHLB. At September 30, 2021, we had $93.6 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at September 30, 2021 we had a $15.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at September 30, 2021. The Company also had a $6.2 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $9.2 million at September 30, 2021. The Company had not drawn on the Federal Reserve line as of September 30, 2021.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.5 million for the nine months ended September 30, 2021. Net cash used in operating activities was $2.7 million for the nine months ended September 30, 2020. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of available for sale securities, offset by proceeds from maturing securities and pay downs on securities, was $30.4 million for the nine months ended September 30, 2021. Net cash used in investing activities was $528,000 for the nine months ended September 30, 2020. Net cash provided by financing activities, consisting primarily of $33.5 million in net proceeds from the July 2021 stock offering, offset by $12.5 million from the principal payments on FHLB advances, was $23.2 million for the nine months ended September 30, 2021. Net cash provided by financing activities was $70.4 million for the nine months ended September 30, 2020, consisting primarily of $52.0 million of proceeds from issuance of Federal Home Loan Bank advances.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.
Capital
The Company’s Board of Directors authorized a stock repurchase plan in the first quarter of 2020 allowing the Company to repurchase up to 109,725 shares of stock. As of September 30, 2021, the Company had repurchased 109,725 shares at an average price of $9.60 under the approved stock repurchase plan.
At September 30, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $49.5 million, or 9.1% of adjusted total assets, which is above the well-capitalized required level of $27.2 million, or 5.0%, and total risk-based capital of $47.5 million, or 14.0% of risk-weighted assets, which is above the well-capitalized required level of $33.9 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

	September 30, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
Leverage (Tier 1)	$49,513	9.1%	$21,762	4.0%	$27,203	5.0%
Risk-based:
Common Tier 1	49,513	14.6%	15,264	4.5%	22,048	6.5%
Tier 1	49,513	14.6%	20,352	6.0%	27,136	8.0%
Total	47,457	14.0%	27,136	8.0%	33,920	10.0%

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
The following tables present contractual obligations at September 30, 2021 and December 31, 2020.

		Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years

	(Dollars in thousands)
At September 30, 2021:
Long-term debt obligations	$55,934	$8,475	$10,526	$4,131	$32,802
Operating lease obligations	245	77	168	—	—

Total	$56,179	$8,552	$10,694	$4,131	$32,802

At December 31, 2020:
Long-term debt obligations	$68,398	$12,956	$16,987	$4,091	$34,364
Operating lease obligations	20	20	—	—	—

Total	$68,418	$12,976	$16,987	$4,091	$34,364

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
promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in the Form
10-Q,
you should carefully consider the risk factors that appeared under Item 1A “Risk Factors” disclosed in the Company’s December 31, 2020 Annual Report on Form
10-K
filed with the Securities and Exchange Commission. There are no material changes from the risk factors included in the Annual Report on Form
10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254135))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254135))

10.1	Form of Employment Agreement among PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, Inc. and Steven T. Klitzing (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 21, 2021 (Commission File No. 001-40609))

31.1	Certification of Chief Executive Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

*	Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: November 12, 2021	/s/ Richard B. Hurd
Richard B. Hurd
Chief Executive Officer

Date: November 12, 2021	/s/ Steven T. Klitzing
Steven T. Klitzing
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)