Form 10-K
period 2021-12-31
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2022-03-29
CIK 1847360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.
Commission file number:
001-40609

1895 BANCORP OF WISCONSIN, INC.
(Exact name of registrant as specified in its charter)

Maryland	61-1993378
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

7001 West Edgerton Avenue Greenfield, Wisconsin	53220
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (414)
421-8200
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)
Common stock, par value $0.01 per share	BCOW	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO

☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (as of December 31, 2021, taking into account our conversion and stock offering in July 2021), computed by reference to the last sale price on June 30, 2021, as reported by the NASDAQ Capital Market, was approximately $86.4 million.
As of March 23, 2022, there were 6,401,261 issued shares
and 6,371,198

outstanding shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
1895 Bancorp of Wisconsin, Inc., a Maryland corporation (the “Company,” “we” or “our”), was formed to serve as the stock holding company for PyraMax Bank, FSB (“PyraMax Bank”) as part of the mutual-to-stock conversion
of 1895 Bancorp of Wisconsin, MHC (the “MHC”). Upon completion of the conversion, which occurred on July 14, 2021, the MHC and 1895 Bancorp of Wisconsin, Inc., a federal corporation (“Old 1895 Bancorp”), ceased to exist and the Company became the successor corporation to Old 1895 Bancorp. The conversion was accomplished by the merger of the MHC with and into Old 1895 Bancorp, followed by the merger of Old 1895 Bancorp with and into the Company. On July 14, 2021, public stockholders of Old 1895 Bancorp received 1.3163 shares of the Company’s common stock in exchange for each of their shares of Old 1895 Bancorp. Prior to the completion of the conversion on July 14, 2021, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the audited financial statements and other information contained in this Annual Report on Form
10-K
relate to the consolidated results of the MHC, Old 1895 Bancorp and PyraMax Bank for any period prior to July 14, 2021, and relate to the consolidated results of the Company and PyraMax Bank for periods after July 14, 2021.
PART I
ITEM

1. Business
FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.
These forward-looking statements are based on current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
the outbreak of
COVID-19
and the emergence of new variants and government actions taken in response to the pandemic, which may, among other effects, adversely impact supply chains and the industries in which our customers operate and impair their ability to fulfill their financial obligations to us and affect demand for our products and services;

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

•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	the inability of third-party providers to perform as expected;

•	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;

•	our ability to manage market risk, credit risk and operational risk;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•
our ability to successfully integrate into our operations any assets, liabilities, customers, systems and management personnel we have acquired or may acquire and our ability to realize related revenue synergies and cost savings within expected time frames, and any goodwill charges related thereto;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board, including the effects of our adoption of the Currented Expected Credit Loss (“CECL”) accounting standard, which we expect to implement on January 1, 2023;

•	our ability to retain key employees;

•	our compensation expense associated with equity allocated or awarded to our employees; and

•	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. See “Risk Factors.” Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events. Accordingly, you should not place undue reliance on forward-looking statements.
BUSINESS OF 1895 BANCORP OF WISCONSIN, INC.
The Company was formed to serve as the stock holding company for PyraMax Bank as part of the mutual-to-stock conversion
of 1895 Bancorp of Wisconsin, MHC. Upon completion of the conversion, which occurred on July 14, 2021, the MHC and Old 1895 Bancorp, a federal corporation, ceased to exist and the Company became the successor corporation to Old 1895 Bancorp. The conversion was accomplished by the merger of the MHC with and into Old 1895 Bancorp, followed by the merger of Old 1895 Bancorp with and into the Company. The shares of the Company’s common stock that were offered for sale in connection with the conversion represented the majority ownership interest in Old 1895 Bancorp owned by the MHC. Additionally, on July 14, 2021, public stockholders of Old 1895 Bancorp received 1.3163 shares of the Company’s common stock in exchange for each of their shares of Old 1895 Bancorp. The shares of Old 1895 Bancorp common stock owned by the MHC were canceled at that time. The conversion and offering were completed on July 14, 2021, and the Company was organized as a fully public stock holding company, with 100% of the common stock being held by the public. As of December 31, 2021, the Company had 6,372,508 shares of common stock outstanding. Prior to the completion of the conversion on July 14, 2021, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the audited financial statements and other information contained in this Annual Report on Form
10-K
relate to the consolidated results of the MHC, Old 1895 Bancorp and PyraMax Bank for any period prior to July 14, 2021, and relate to the consolidated results of the Company and PyraMax Bank for periods after July 14, 2021.
Old 1895 Bancorp was incorporated under federal law on January 8, 2019 as part of the mutual holding company reorganization of PyraMax Bank, for the purpose of becoming the savings and loan holding company of PyraMax Bank.
The Company’s common stock is traded on the Nasdaq Capital Market under the trading symbol “BCOW.”

The Company is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation – Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no understandings or agreements to acquire other financial institutions, although we may determine to do so in the future. We may also borrow funds for reinvestment in PyraMax Bank.
Our cash flow depends on earnings from the investment of the net proceeds we retained from our initial public stock offering in January 2019 and our conversion and stock offering in July 2021, and any dividends we receive from PyraMax Bank. We neither own nor lease any property, but pay a fee to PyraMax Bank for the use of its premises, equipment and furniture. At the present time, we employ only persons who are officers of PyraMax Bank who also serve as officers of the Company. We use the support staff of PyraMax Bank from time to time and pay a fee to PyraMax Bank for the time devoted to the Company by employees of PyraMax Bank. However, these persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.
BUSINESS OF PYRAMAX BANK, FSB
General
PyraMax Bank is a stock savings bank headquartered in Greenfield, Wisconsin. PyraMax Bank was established in 1895 as South Milwaukee Savings and Loan Association and has operated continuously in the Milwaukee metropolitan area since that time. In 1993, the bank changed its name to South Milwaukee Savings Bank, S.A. In May 2000, a merger between South Milwaukee Savings Bank and Mitchell Savings Bank officially formed PyraMax Bank, SSB. The bank changed to a federal savings bank charter in 2003, changing its name to PyraMax Bank, FSB.
From our founding in 1895, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts, supplemented with multi-family and commercial real estate loans. In 2007, Richard Hurd was promoted to Chief Executive Officer and President of PyraMax Bank. Mr. Hurd began shifting PyraMax Bank’s focus to include more business-oriented products and services. David Ball was hired as President and Chief Operating Officer effective February 2021. In this role he oversees the daily operations of PyraMax Bank and is responsible for the design and implementation of business strategies and setting comprehensive goals for profitability and growth. Mr. Hurd remains our Chief Executive Officer. Effective October 23, 2021, Daniel Kempel was appointed as Senior Vice President and Chief Credit Officer of PyraMax Bank following the retirement of our prior Chief Credit Officer. Effective October 31, 2021, Steven T. Klitzing was appointed as Chief Financial Officer of the Company and PyraMax Bank following the retirement of our prior Chief Financial Officer.
We conduct our operations from our three full-service banking offices in Milwaukee County, our two full-service banking offices in Waukesha County and our full-service banking office in Ozaukee County, Wisconsin. We consider our primary lending market area to be Milwaukee, Waukesha and Ozaukee Counties, however, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.
Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one-
to four-family residential real estate loans, commercial real estate loans (which includes non-owner
occupied commercial real estate, multi-family, owner occupied commercial real estate and one-
to four-family
non-owner
occupied loans), commercial loans (which includes commercial and industrial loans) and consumer loans. Commercial real estate growth has been the primary source of recent loan growth, and commercial business loan originations have also been emphasized.
Subject to market conditions, we expect to increase our focus on originating commercial real estate and commercial business loans in an effort to continue to diversify our overall loan portfolio, increase the overall yield earned on our loans and assist in managing interest rate risk. We also invest in securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises, U.S. treasury notes, state and municipal securities, asset-backed securities and corporate collateralized mortgage-backed securities. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. Additionally, we have used borrowings, primarily advances from the Federal Home Loan Bank of Chicago, to fund our operations.
Reflecting our focus on our community, in connection with the offering, in 2019, we established a charitable foundation called 1895 Bancorp of Wisconsin Community Foundation and funded it with $100,000 in cash and 48,767 shares of our common stock, for an aggregate contribution of $587,670 (based on the $10.00 per share offering price). The purpose of this foundation is to make contributions to support various charitable organizations operating in our community now and in the future.

PyraMax Bank has one subsidiary, PyraMax Insurance Services LLC, which offers a comprehensive set of insurance and risk management products for personal and business needs.
Our website address is
www.pyramaxbank.com
. Information on this website should not be considered a part of this report.
Market Area
We conduct our operations from our three full-service banking offices in Milwaukee County, Wisconsin our two full-service banking offices in Waukesha County, Wisconsin and our full-service banking office in Ozaukee County, Wisconsin. We consider our primary lending market area to be southeastern Wisconsin, however, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.
Milwaukee County contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance-related employment. Milwaukee County had an estimated population of 939,439 in 2020, the most recent year for which information is available.
Milwaukee County is primarily an urban community, with a median household income of $52,260 from 2016 to 2020. Milwaukee County had an estimated population of 939,489 in 2020. Our Milwaukee County banking offices are located in more suburban areas, but are still in proximity to downtown Milwaukee.
PyraMax Bank works with the City of Milwaukee and neighborhood housing agencies to support home ownership in all markets in which we operate.
Waukesha County is primarily a suburban community, with a median household income of $88,985 from 2016 to 2020. Waukesha County had an estimated population of 406,978 in 2020. Waukesha County has a diversified economy, including numerous educational institutions and a wide-ranging hospitality industry.
Ozaukee County is primarily a suburban community, with a median household income of $84,394 from 2016 to 2020. Ozaukee County had an estimated population of 91,503 in 2020. Ozaukee County’s economy includes manufacturing, agricultural, healthcare, governmental and trade sectors.
Competition
We face significant competition within our market both in making loans and attracting deposits. Our market area has a high concentration of financial institutions, including large money center and regional banks, community banks, fintech companies and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies.
As of June 30, 2021 (the latest date for which information is available), our market share was 0.55% of total deposits in FDIC-insured institutions in Milwaukee County, Wisconsin, making us the 15 th
largest out of 27 banks in Milwaukee County. Our market share was 0.50% of total deposits in FDIC-insured institutions in Waukesha County, Wisconsin, making us the 27 th
largest out of 34 banks in Waukesha County. Our market share was 1.18% of total deposits in FDIC-insured institutions in Ozaukee County, Wisconsin, making us the 13 th
largest out of 15 banks in Ozaukee County.
Lending Activities
Our principal lending activity is in
one-
to four-family residential real estate loans, commercial real estate loans, commercial loans and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial and commercial real estate loans, in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We compete by focusing on personalized service for consumers as well as businesses. Due to our structure, we are able to move quickly on client requests and are able to price competitively compared to our competitors. Our responsiveness has enabled us to grow and retain our customer base. Additionally, the Milwaukee market has demonstrated strong growth and diversity in the commercial segment. We believe that our focus on Milwaukee, Waukesha and Ozaukee Counties enables us to utilize a limited sales force for maximum results. Our reputation for strong credit underwriting has also allowed us to build a network of smaller banks that purchase participations of loans which exceed our legal lending limit.
Loan Portfolio Composition.
The following table sets forth the composition of the loan portfolio at the dates indicated.

	2021		2020
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Residential Real Estate Loans:
First mortgage	$80,661	24.9%	$68,968	20.8%
Construction	3,388	1.0%	2,954	0.9%
Commercial Loans:
Real estate	185,223	56.8%	189,291	57.1%
Land development	1,400	0.4%	1,492	0.5%
Other	38,160	11.7%	46,184	13.9%
Consumer Loans:
Home equity and lines of credit	17,032	5.2%	22,348	6.7%
Other	128	0.0%	361	0.1%

Total loans receivable	$325,992	100.0%	$331,598	100.0%

Net deferred loan fees	$655		$178
Less: allowance for loan losses	(2,858)		(2,703)

Loans receivable, net	$323,789		$329,073

Loan Portfolio Maturities.
The following table sets forth certain information at December 31, 2021 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments that significantly shorten the average loan life and may cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	At December 31, 2021
	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans

	(Dollars in thousands)
Amounts due in:
One year or less	$2,951	$29,007	$4,085	$36,043
More than one year through five years	12,469	123,933	10,836	147,238
More than five through fifteen years	32,669	68,803	1,463	102,935
More than fifteen years	35,960	3,040	776	39,776

Total	$84,049	$224,783	$17,160	$325,992

Fixed vs. Adjustable Rate Loans
The following table sets forth the dollar amount of all loans at December 31, 2021 that are due after December 31, 2022 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Fixed Rates	Floating or Adjustable Rates	Total

	(Dollars in thousands)
Residential real estate loans	$70,263	$10,835	$81,098
Commercial loans	161,418	34,358	195,776
Consumer loans	2,749	10,326	13,075

Total	$234,430	$55,519	$289,949

As of December 31, 2021, we had extended credit to five customers totaling $23.6 million indexed to the LIBOR. See “Risk Factors—Other Risks Related to Our Business—We will be required to transition from the use of the LIBOR interest rate index in the future.”
One-
to four-family Residential Real Estate Lending
.
At December 31, 2021, we had $80.7 million of loans secured by one-
to four-family residential real estate, representing 24.9% of our total loan portfolio. We originate both fixed-rate and adjustable-rate one-
to four-family residential real estate loans. At December 31, 2021, 87.9% of our one-
to four-family residential real estate loans were fixed-rate loans, and 12.1% of such loans were adjustable-rate loans.
Our fixed-rate
one-
to four-family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Freddie Mac and Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by Fannie Mae, which as of December 31, 2021 was generally

$548,250 for single-family homes in our market area. The maximum conforming loan limits as established by Fannie Mae will increase to $647,200 for the year ended December 31, 2022. We sell, on both a servicing-released and servicing-retained basis, our conforming and eligible jumbo fixed-rate one-
to four-family residential real estate loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans” that we may retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value
ratios of 80%. At December 31, 2021, we had $3.6 million in jumbo loans, which represented 4.4% of our one-
to four-family residential real estate loans. Our average loan size for jumbo loans was approximately $426,700 at December 31, 2021. Generally, all of our
one-
to four-family residential real estate loans are secured by properties located in southeastern Wisconsin.
We generally limit the
loan-to-value
ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made in excess of this limit.
Our adjustable-rate
one-
to four-family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of five years. We also offer an initial term of seven years, which adjusts annually thereafter at a margin, which in recent years has been tied to a margin above the applicable U.S. Treasury rate.
The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period, with a lifetime interest rate cap of generally 6% over the initial interest rate of the loan and a rate floor. We typically hold in our loan portfolio our adjustable-rate one-
to four-family residential real estate loans.
Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price,
as interest rates increase the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by our maximum periodic and lifetime rate adjustments.
Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.
We do not offer “interest only” mortgage loans on permanent
one-
to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one-
to four-family residential real estate loans (
i.e.
, loans that generally target borrowers with weakened credit histories).
Generally, residential mortgage loans that we originate include
“due-on-sale”
clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. All borrowers are required to obtain title insurance for the benefit of PyraMax Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.
Residential Real Estate Construction Lending
. We originate loans to finance the construction of single-family residential properties to prospective homeowners for their primary residence. At December 31, 2021, residential construction loan balances were $3.4 million, or 1.0% of our total loan portfolio, with an additional $6.5 million available to these borrowers. The majority of these loans are secured by properties located in our primary market area.
Our owner occupied
one-
to four-family residential construction loans are generally structured as interest-only for 12 months. Construction loan values for one-to
four-family residential properties generally will not exceed 80% during the construction phase of the mortgage, however, if private mortgage insurance is obtained, we will consider loan-to-value
limits up to 95%.
Once the construction project is satisfactorily completed, generally within 12 months, the loan will convert to an amortizing loan for the remaining term of the loan. Upon completion the loan will be evaluated for sale on the secondary market. The interest rate is generally a fixed rate for up to 30 years, or a five- to seven-year adjustable-rate mortgage.
Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. The construction phase is carefully monitored to minimize our risk. All construction projects must be completed in accordance with approved plans and approved by the municipality in which they are located. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections by our approved inspector’s warrant.

Commercial Real Estate Lending
.
Consistent with our strategy to diversify our loan portfolio and increase our yield, we are focused on increasing our origination of commercial real estate loans. At December 31, 2021, we had $185.2 million in commercial real estate loans, representing 56.8% of our total loan portfolio. Of this aggregate amount, we had $59.9 million in non-owner
occupied
non-residential
real estate, $68.2 million in multi-family residential real estate, $42.6 million in owner occupied non-residential
real estate, $7.4 million in
non-owner
occupied residential real estate loans and $7.1 million in commercial real estate construction loans.
Our commercial real estate loans are generally secured by industrial buildings, warehouses, office buildings and other special purpose commercial properties, primarily in Milwaukee, Waukesha and Ozaukee Counties, Wisconsin. Our multi-family loans, which are classified as commercial real estate loans in the tabular presentation, are generally secured by properties consisting of five or more rental units in our market area. We also purchase and participate in commercial real estate loans from other financial institutions. Such loans are independently underwritten by our credit department according to our policies.
Our commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 30 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate loans. Our adjustable-rate commercial real estate loans are generally tied to a margin above the prime rate or the applicable U.S. Treasury rate. The maximum loan-to-value
ratio of our commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Generally, we require personal guarantees.
We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every five, seven or 10 years and generally are indexed to the prime rate or the corresponding U.S. Treasury rate, plus a margin. We generally include pre-payment
penalties on multi-family residential real estate loans we originate.
At December 31, 2021, the largest of our outstanding commercial real estate loans was a $6.4 million loan secured by a first mortgage on a multi-family residential property. This loan was performing in accordance with its repayment terms at December 31, 2021.
We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service ratio of at least 1.20x. All commercial real estate loans, with the exception of owner-occupied real estate, of $500,000 or more are appraised by outside independent appraisers. Personal guarantees are generally obtained from the principals of commercial real estate loans. We require property and casualty insurance and flood insurance if the property is determined to be in a flood zone area.
In underwriting multi-family and
non-owner
occupied
one-
to four-family residential real estate loans, we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum debt service coverage ratio of 1.20x), the age and condition of the collateral, the financial resources and income level of the borrower and the borrower’s experience in owning or managing similar properties. Multi-family residential real estate loans are generally originated in amounts up to 80% of the appraised value or the purchase price of the property securing the loan, whichever is lower. When circumstances warrant, guarantees are obtained from multi-family and one-to
four-family residential real estate customers. In addition, the borrower’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates. Multi-family loans may carry additional risk due to eviction moratoriums imposed in response to the impact of the
COVID-19
pandemic and may lead to a disruption to the cash flow of the property. The vast majority of the tenants occupying our financed multi-family properties continue to pay rent.
Commercial real estate loans entail greater credit risks compared to one-
to four-family residential real estate loans because they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate than residential properties. If we foreclose on a commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be a lengthy process with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial.

We also originate loans to finance the construction of commercial properties, multi-family residential projects (including non-owner
occupied
one-
to four-family residences) and professional complexes. At December 31, 2021, commercial construction loan balances were $7.1 million, or 2.2% of our total loan portfolio. Under these loans, an additional $13.2 million remains available to borrowers. The majority of these loans are secured by properties located in our primary market area.
Our commercial real estate construction loans are generally structured as interest-only payments during the anticipated construction time. The interest rate is generally fixed for five years at the five-year U.S. Treasury rate plus a margin. We generally offer commercial construction loans with a value up to 80% of the appraised value on a completed basis or the cost of completion, whichever is less. Personal guarantees are generally obtained from the principals of commercial real estate construction loans.
Construction loans generally involve greater credit risk than long-term financing on improved, owner-occupied real estate. In the event a loan is made on property that is not yet approved for the planned development or improvements, there is a risk that necessary approvals will not be granted or will be delayed. Risk of loss on a construction loan also depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also carry the risk that construction will not be completed on time in accordance with specifications and projected costs. In addition, repayment of these loans can be dependent on the sale or rental of the property to third parties, and the ultimate sale or rental of the property may not occur as anticipated.
Before making a commitment to fund a construction loan, we generally require an appraisal of the property by an independent licensed appraiser. The construction phase is carefully monitored to minimize our risk. All construction projects must be completed in accordance with approved plans and approved by the municipality in which they are located. Loan proceeds are disbursed periodically in increments as construction progresses and as inspections warrant.
Land Development Loans.
We originate loans to finance the development of land for agricultural purposes and for the development of commercial and residential properties. Land development loans are generally secured by vacant land and/or property that is in the process of improvement. At December 31, 2021, we had one agricultural loan for $1.4 million, or 0.4% of our total loan portfolio. This loan is secured by a property located in our primary market area. At December 31, 2021, this loan was performing according to its original terms. Personal guarantees are generally obtained from the principals of commercial real estate loans.
Our land development loans may be structured as interest-only loans or amortizing. The interest rate generally floats, at the prime rate or prime rate plus a margin. We offer financing to purchase or refinance land for agricultural purposes or development with a maximum loan to value ratio of 65%. However, if we are providing financing to improve the land, the maximum loan to value ratio will generally be 80% of the appraised value on a completed basis or the cost of completion, whichever is less.
Land development loans generally involve greater credit risk than long-term financing on improved, owner-occupied real estate. In the event a loan is made on property that is not yet approved for the planned development, there is a risk that necessary approvals will not be granted or will be delayed. Risk of loss on a land development loan also depends upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of development costs is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Land development loans also carry the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, repayment of these loans can be dependent on the sale of the property to third parties, and the ultimate sale or rental of the property may not occur as anticipated.
Before making a commitment to fund a land development loan, we generally require an appraisal of the property by an independent licensed appraiser. We generally monitor the land loan in a similar fashion to our comparable commercial real estate loan.
Commercial Lending
.
At December 31, 2021, we had $38.2 million of commercial loans, representing 11.7% of our total loan portfolio. Our commercial loan portfolio at December 31, 2021 included $5.4 million of PPP loans, most of which we expect will be forgiven or paid in 2022. We originate commercial loans and lines of credit secured by non-real
estate business assets. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted, and collateral securing loans may fluctuate in value because of economic or individual performance factors. Financial information is obtained from the borrowers to evaluate cash flow sufficiency to service debt and is periodically updated during the life of the loan. These loans are generally originated to small businesses in our primary market area. Our commercial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $5.0 million. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the applicable U.S. Treasury rate. We generally obtain personal guarantees with commercial loans.
At December 31, 2021, our largest outstanding commercial and industrial loan commitment totaled $6.5 million in loan facilities to a company whose primary focus is providing lease financing for commercial and industrial equipment. The second largest commitment was a loan of $5.0 million to a company whose primary focus is selling forestry and timber related products and replacement parts. The third largest commitment was a $5.0 million loan to a stone quarrying company All of these commitments were performing in accordance with their repayment terms at December 31, 2021.
We typically originate commercial loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and their underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial loans that we originate have greater credit risk than one-
to four-family residential real estate loans. In addition, commercial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.
Consumer Lending.
Our consumer lending portfolio, which totals $17.2 million as of December 31, 2021 and represented 5.3% of our total loan portfolio, consisted almost entirely of home equity loans. At December 31, 2021, there were $17.0 million of outstanding balances on home equity lines of credit, which the lines of credit had an additional $20.8 million available to draw. We also offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2021, we had $25,200 of unsecured consumer loans.
Generally, our home equity lines of credit are underwritten with a maximum loan to value of 85%, a minimum credit score of 640 and a maximum debt to income ratio of 43%.
Consumer loans generally have shorter terms to maturity, which reduces our exposure to changes in interest rates. In addition, management believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities.
Originations, Sales and Purchases of Loans
Our loan originations are generated by our loan personnel operating at our banking offices. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.
We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such residential loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one-
to four-family residential real estate loans that we originate, on both a servicing-released and servicing-retained basis, with limited or no recourse, while retaining some non-eligible
fixed-rate and adjustable-rate
one-
to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. For the year ended December 31, 2021, we sold $122.9 million of one-
to four-family residential real estate loans, of which $110.7 million were originated in 2021 and $12.2 million were originated prior to 2021. For the year ended December 31, 2020, we sold $193.6 million of one-
to four-family residential real estate loans.
The loans that we originate to sell are closed in our name, and are subsequently sold to our investors who provide Fannie Mae and Freddie Mac conventional products as well as Federal Housing Administration and Veterans Affairs government loans. We recognize, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. Subject to market and economic conditions, management intends to continue this sales activity in future periods to generate gain on sale income.

Mortgage servicing rights, which are acquired when we sell a loan but retain the servicing rights, are recognized as a separate asset. As of December 31, 2021, we had $2.0 million in mortgage servicing rights. The fair value of our mortgage servicing rights is appraised by a third party provider.
Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.
From time to time, we may purchase commercial real estate and commercial loan participations secured by properties and/or business assets within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2021, we had 20 loans totaling $2.1 million in which we were not the lead lender, all of which were performing in accordance with their original repayment terms. PyraMax Bank’s growth strategy is to increase our exposure in loan participations. We also have participated out portions of a loan that exceeded our loans-to-one
borrower legal lending limit and for risk diversification. Historically, we have not purchased whole loans, however, pursuant to our growth strategy, we may purchase whole loans in the future.
Loan Approval Procedures and Authority
Pursuant to federal law, the aggregate amount of loans that PyraMax Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of PyraMax Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2021, based on the 15% limitation, PyraMax Bank’s loans-to-one-borrower
limit was $10.2 million. On the same date, PyraMax Bank had no individual borrower with outstanding balances in excess of this amount. Although PyraMax Bank currently has an internal limit of $8.0 million, the board of directors must approve all loans in excess of $2.0 million. In the future the board of directors may consider increasing or decreasing this internal limit.
Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed information submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan information is primarily designed to determine the borrower’s ability to repay the requested loan, and the more significant items are verified through use of credit reports, bank statements and tax returns.
All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our President and Chief Executive Officer have individual authorization to approve loans up to an aggregate exposure to one borrower of $2.0 million. Our Officers’ Loan Committee, which consists of our President, Chief Executive Officer, Chief Brand Officer, Chief Credit Officer, Chief Financial Officer and Chief Lending Officer, can approve loans up to $2.0 million in the aggregate. Loans in excess of $2.0 million require the approval of our board of directors, or, if exigent circumstances exist, the Chief Credit Officer and President may approve such loans if the board of directors is unavailable and such approval is based on a recommendation of the Chief Credit Officer and is subsequently approved by the board of directors.
In addition, the following individuals have retail consumer loan authority for individual loans: our Chief Brand Officer can approve retail loans up to $200,000; our Vice President-Retail Operations and Senior Underwriters can approve retail loans up to $150,000; our Junior Underwriters can approve retail loans up to $100,000; and one Branch Executive Officer can approve retail loans up to $75,000 while all other Branch Executive Officers can approve retail loans up to $1,000.
Our Chief Brand Officer, Vice President-Retail Loan Operations, and Senior Underwriters and Underwriters have authority to approve conforming mortgage loans up to the secondary market limit.
Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.
From time to time, a loan applicant may not meet one or more of the loan policy or loan program requirements, resulting in a denial of the loan application. The loan officer may seek an exception, by providing detailed information to explain the policy/program exception along with other pertinent information. The following individuals have the authority to approve these requests with the indicated loan limits for commercial mortgage loans and consumer loans: the board of directors may approve loans with exceptions up to the legal lending limit of PyraMax Bank; the Officers Loan Committee and our President and Chief Executive Officers may approve loans with exceptions up to $2.0 million; and our Chief Credit Officer may approve loans with exceptions up to $1.0 million. Our Chief Brand Officer has the authority to approve exceptions on conforming mortgage loans up to the secondary market limits, however, the loan would still need to qualify for sale in the secondary market after granting the exception. Our Chief Brand Officer and Resolution Officer have exception authority for consumer loans with limits of $200,000 and $150,000, respectively.

Delinquencies and
Non-Performing
Assets
Delinquency Procedures for Owner Occupied
One-
to Four-Family Residential and Consumer Loans.
When an owner-occupied residential real estate or consumer loan payment becomes 16 days past due, we contact the customer by mailing a late notice. A loan officer and/or members of our loan collection department may also contact the customer. If a loan payment becomes 30 days past due, we mail an additional late notice, and we also place telephone calls to the borrower. These loan collection efforts continue until a loan becomes
90-120
days past due, at which point we would generally refer the loan for foreclosure proceedings unless management determines that it is in the best interest of PyraMax Bank to work further with the borrower to arrange a workout plan. The foreclosure process generally would begin when a loan becomes 120 days delinquent. From time to time, we may accept deeds in lieu of foreclosure.
Delinquency Procedures for Commercial and Commercial Real Estate Loans.
When a commercial loan or commercial real estate loan becomes 10 days past due, we contact the customer by mailing a late notice. The loan officer assigned to the account may also contact the borrower. If the loan continues to run past due, the loan officer will continue to contact the borrower to determine the cause of the past due payment(s) and arrange for payments. This information will be discussed with the Chief Credit Officer to determine the nature of the past due payment and, if necessary, to develop a plan to bring the past due payment(s) current and determine if the likelihood of repayment is in question. The loan will also be evaluated for a change to the risk rating. Depending on the circumstances, the lender and Chief Credit Officer may develop a plan to protect PyraMax Bank’s interest in the loan. If necessary, PyraMax Bank will engage an attorney to pursue further collection efforts.
Our High-Risk Loan Committee, which consists of our President, Chief Credit Officer, Chief Financial Officer and Chief Lending Officer provides oversight of stressed commercial and retail loans to mitigate identified risks.
Loans Past Due and
Non-performing
Assets
.
Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing
when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses analysis is based on the present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less estimated costs to sell.
Non-accrual
loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual
status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual
status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.
When we acquire real estate as a result of foreclosure, the real estate is classified as foreclosed assets. Foreclosed assets are recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal, or evaluation when acceptable, to determine the current market value of the property. Any excess of the recorded value of the loan over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.
Non-performing
Loans.
We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on non-accrual
status, unpaid interest credited to income is reversed. Interest received on non-accrual
loans generally is applied against principal or interest and is recognized on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.
Non-accrual
loans decreased to $1.0 million, or 0.31% of total loans, at December 31, 2021 from $1.3 million, or 0.39% of total loans, at December 31, 2020. The decrease in non-accrual
loans was primarily due to a decrease in
non-accrual
loans in the residential real estate first mortgage loan category.
Troubled Debt Restructurings.
Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and PyraMax Bank grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2021.

Loans on
non-accrual
status at the date of modification are initially classified as non-accrual
troubled debt restructurings. At December 31, 2021, we had $191,000 in non-accrual
troubled debt restructurings, none of which were in the process of foreclosure as of December 31, 2021. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2021, we had $418,000 in accruing troubled debt restructurings.
Our primary regulatory, the Federal Reserve, and the other federal banking regulators have issued guidance that would allow us not to treat a loan modification as a trouble debt restructuring if we conclude that short-term (e.g., six months) modifications are made in response to the
COVID-19
pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payment at the time a modification program is implemented. Separately, Section 4013 of the CARES Act permits us not to apply the troubled debt restructuring accounting with respect to loans that we modify in response to the
COVID-19
pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate of the loan. Through December 31, 2021, we did not rely on either the regulatory guidance or Section 4013 of the CARES Act as a basis not to classify a modified loan as a troubled debt restructuring.
Foreclosed Assets
.
Foreclosed assets consist of property acquired through formal foreclosure, in-substance
foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the years ended December 31, 2021 and December 31, 2020, no loans were transferred into foreclosed assets.
Classified Assets
. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.
When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses in the loan portfolio. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off
such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.
In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch/special mention list” where management has some concern that the collateral or debt service ability may not be adequate, although the collectability of the contractual loan payments is still probable. If a loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. For commercial loans, “substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable. For commercial loans, “doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely. Generally, loans 90 days or more past due are placed on non-accrual
status and classified “substandard.” Management reviews the status of each impaired loan on our watch list on a quarterly basis.
Allowance for Loan Losses
The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb probable credit losses inherent in the loan portfolio. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Because of uncertainties associated with regional economic conditions, collateral values, and future cash flows on impaired loans, it is reasonably possible that management’s estimate of probable credit losses inherent in the loan portfolio and the related allowance may change materially in the near-term. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by full and partial charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on various factors, including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual
loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.
As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses, and as a result of such reviews, we may have to adjust our allowance for loan losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for loan losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.
Allowance for Loan Losses
.
The following table sets forth certain ratios related to our allowance for loan losses for the periods indicated.

	Year Ended December 31,
	2021	2020

	(Dollars in thousands)
Allowance for loan losses at end of period	$2,858	$2,703
Non-accrual loans at end of period	$1,017	$1,287
Total loans at end of period	$325,992	$331,598
Allowance for loan losses to total loans outstanding at end of period	0.88%	0.82%
Non-accrual loans to total loans outstanding at end of period	0.31%	0.39%
Non-accrual loans to total loans (excluding PPP loans)	0.32%	0.86%
Allowance for loan losses to non-accrual loans at end of period	280.96%	210.03%
Net charge-offs (recoveries) to average loans outstanding during period – Commercial loans	(0.01)%	(0.01)%
Net charge-offs (recoveries) to average loans outstanding during period – Residential real estate loans	0.00%	(0.12)%
Net charge-offs (recoveries) to average loans outstanding during period – Consumer loans	(0.54)%	(0.43)%
Net charge-offs (recoveries) to average loans outstanding during period – Total	(0.04)%	(0.06)%
The allowance for loan losses to
non-accrual
loans ratio increased to 280.96% at December 31, 2021, compared to 210.03% at December 31, 2020 due to a reduction in non-accrual
loans and an increase in the allowance for loan losses.
Non-accrual
loans decreased $269,700, or 26.5%, to $1.0 million at December 31, 2021, compared to $1.3 million at December 31, 2020. We recorded provision expense of $30,000 during the year ended December 31, 2021 to reflect the unknown risk within our loan portfolio due to the ongoing
COVID-19
pandemic.
Allocation of Allowance for Loan Losses.
The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2021			2020
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Residential real estate	$745	26.0%	25.8%	$745	27.6%	21.7%
Commercial	1,657	58.0%	68.9%	1,609	59.5%	71.5%
Consumer	456	16.0%	5.3%	349	12.9%	6.8%

Total allocated allowance	$2,858	100.0%	100.0%	$2,703	100.0%	100.0%

At December 31, 2021, our allowance for loan losses represented 0.88% of total loans and 280.96% of non-accrual
loans, and at December 31, 2020, our allowance for loan losses represented 0.82% of total loans and 210.03% of non-accrual
loans. There were ($125,000) and ($203,000) in net loan charge-offs (recoveries) during the years ended December 31, 2021 and 2020, respectively.
Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.
Investment Activities
General
. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our president and chief executive officer and our chief financial officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. All of our investment securities are classified as available-for-sale.
We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2021 or December 31, 2020.
Portfolio Maturities and Yields.
The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2021. Certain mortgage-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury notes	$—	—%	$9,782	1.14%	$9,719	1.36%	$—	—%	$19,501	$19,484	1.25%
Obligations of states and political subdivisions	1,505	2.11%	3,157	2.45%	4,596	1.70%	11,500	1.90%	20,758	20,760	1.96%
Government-sponsored mortgage-backed securities	1,501	1.94%	7,020	2.53%	19,173	1.81%	36,355	1.50%	64,049	64,149	1.72%
Asset-backed securities	—	—%	467	1.10%	—	—%	6,012	1.16%	6,479	6,523	1.16%
Certificates of deposit	—	—%	1,459	2.77%	—	—%	—	—%	1,459	1,524	2.77%

Total	$3,006	2.03%	$21,885	1.88%	$33,488	1.66%	$53,867	1.55%	$112,246	$112,440	1.66%

U. S. Treasury Notes
.
At December 31, 2021, we had U.S. Treasury notes totaling $19.5 million, which constituted 17.3% of our portfolio. Our current U.S. Treasury notes have a weighted average maturity of 5.09 years. These securities are backed by the full faith and credit of the U.S. government, are very actively traded and provide a high level of liquidity.
Obligations of State and Political Subdivision (“Municipal”) Securities.
At December 31, 2021, we had municipal securities totaling $20.8 million, which constituted 18.5% of our securities portfolio. Our current municipal securities have a weighted average maturity of 8.70 years. These securities often provide slightly higher after-tax
yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.
Government-sponsored Mortgage-Backed Securities
. At December 31, 2021, we had government-sponsored mortgage-backed securities totaling $64.1 million, which constituted 57.0% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one-
to four-family mortgages. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the SBA, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.
Residential and commercial mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential and commercial mortgage-backed securities may be used to collateralize our borrowings with the Federal Home Loan and the Federal Reserve Banks. Investments in residential and commercial mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.
Asset-backed Securities
.
At December 31, 2021, we had asset-backed securities comprised of pools of student loans totaling $6.5 million, which constituted 5.8% of our securities portfolio. All of our asset-backed securities are investment grade and have interest rates tied to an index (LIBOR).
Certificates of Deposit.
At December 31, 2021, we had certificates of deposit totaling $1.5 million, which constituted 1.4% of our securities portfolio. Our investment in certificates of deposit have a weighted average maturity of 2.35 years. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes.

Federal Home Loan Bank Stock.
We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $3.0 million at December 31, 2021. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.
Bank-Owned Life Insurance
. We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations, to provide for the potential loss in revenue and replacement costs associated with the loss of a key member of the management team and provide supplemental death benefits to key personnel. Bank-owned life insurance also generally provides us non-interest
income that is
non-taxable.
At December 31, 2021, our balance in bank-owned life insurance totaled $13.9 million and was issued by two insurance companies, each of which was rated AA+ by Standard & Poor’s.
Sources of Funds
General.
Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, loan and mortgage-backed securities prepayments, maturities and calls of available-for-sale
securities, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposits.
Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing
checking accounts, interest-bearing checking accounts, money market accounts, statement savings, health savings and certificates of deposit.
Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2021, our core deposits, which are deposits other than certificates of deposit, were $303.9 million, representing 79% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits.
Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. The variety of deposit accounts that we offer allows us to be competitive in generating deposits and to respond with flexibility to changes in our customers’ demands. Our ability to gather deposits is impacted by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products. We believe that deposits are a stable source of funds, but our ability to attract and maintain deposits at favorable rates will be affected by market conditions, including competition and prevailing interest rates.
Our strategy is to not be the market leader in overall pricing for deposits. We find it more profitable to concentrate on specific special rate and term accounts, which allows us to add accounts without impacting our overall liability costs for existing accounts. We concentrate on odd-month,
longer term certificates and larger minimum balance
non-maturity
deposits to generate new funds. Additionally, we have an established Treasury Management department, which concentrates on gathering deposits from both existing commercial loan clients and new commercial prospects. We anticipate that Treasury Management activities will continue to have a positive impact on lower cost deposits and will aid in retaining full-service clients.
The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	2021			2020
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing checking accounts	$106,664	27.7%	0.00%	$98,970	26.1%	0.00%
Negotiable order of withdrawal accounts	37,467	9.7%	0.10%	30,630	8.1%	0.17%
Money market accounts	94,823	24.7%	0.27%	103,724	27.2%	0.58%
Savings accounts	64,954	16.9%	0.05%	58,895	15.5%	0.11%
Certificates of deposit (1)	80,593	21.0%	0.55%	87,629	23.1%	1.65%

Total	$384,501	100.0%	0.22%	$379,848	100.0%	0.67%

(1)	Included in these amounts are brokered deposits of $0 and $5.5 million as of December 31, 2021 and December 31, 2020, respectively.

As of December 31, 2021, the amount of total uninsured deposits (i.e., deposits that exceeded the $250,000 FDIC insurance limit) was $153.2 million. As of December 31, 2020, the amount of total uninsured deposits was $132.0 million.
The portion of time deposits in excess of the FDIC insurance limit, all of which are certificates of deposits, was $10.0 million as of December 31, 2021.
The following table indicates the amount of time deposits in uninsured accounts by time remaining until maturity at December 31, 2021.

Dollar Amount
Maturity Period	(Dollars in thousands)
At December 31, 2021:
Three months or less	$2,678
Over three through six months	1,987
Over six through twelve months	5,375
Over twelve months	0

Total	$10,040

Borrowed Funds.
We have an agreement with the Federal Home Loan Bank of Chicago that allows us to participate in their credit programs. The amount that we are able to borrow is based upon the amount of capital stock that we own in the Federal Home Loan Bank of Chicago and the amount of mortgage loans that we pledge as collateral to them. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide funding as a supplement to our deposits. To the extent such borrowings have different repricing terms than our deposits, they can change our interest rate risk profile. At December 31, 2021, we had $55.4 million in advances from the Federal Home Loan Bank of Chicago. At December 31, 2021 our available and unused portion of this borrowing agreement totaled $90.9 million, although we may access additional advances if we purchase additional Federal Home Loan Bank of Chicago capital stock.
Additionally, at December 31, 2021 we had a $15.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2021. We also had a $8.1 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $13.7 million at December 31, 2021. We had not drawn on the Federal Reserve line as of both December 31, 2021 and 2020.
Subsidiary and Other Activities
PyraMax Bank is the wholly owned subsidiary of the Company, which in turn has a wholly owned subsidiary, PyraMax Insurance Services LLC.
Expense and Tax Allocation
PyraMax Bank entered into a tax sharing agreement on January 8, 2019 with the Company’s predecessor to provide it with certain administrative support services for compensation at a rate not less than the fair market value of the services provided. In addition, PyraMax Bank and the Company’s predecessor entered into an agreement on January 8, 2019 to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.
Personnel
As of December 31, 2021, we had 102 full-time and 107.5 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
TAXATION
PyraMax Bank, PyraMax Insurance Services LLC, 1895 Bancorp of Wisconsin, MHC and the Company are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to 1895 Bancorp of Wisconsin, MHC, the Company, PyraMax Bank and PyraMax Insurance Services LLC.

The Company is generally no longer subject to federal tax examinations for years before 2018 and state tax examinations before 2017.
Federal Taxation
Method of Accounting.
For federal income tax purposes, the Company and PyraMax Bank currently report their income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing their federal income tax returns. the Company and PyraMax Bank file a consolidated federal income tax return. The Small Business Protection Act of 1996 eliminated the use of the reserve method of accounting for income taxes on bad debt reserves by savings institutions. For taxable years beginning after 1995, PyraMax Bank has been subject to the same bad debt reserve rules as commercial banks. It currently utilizes the specific charge-off
method under Section 166 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”).
Net Operating Loss Carryovers.
Under the Tax Cuts and Jobs Act, for federal losses originating in tax years after January 1, 2018, the Company is allowed an indefinite carryforward period limited to 80% of each subsequent year’s net income. The CARES Act temporarily repealed this 80% limitation for the calendar year ended December 31, 2020. At December 31, 2021, the Company had a federal net operating loss carryover of $9.7 million that will begin to expire in 2030. Of this $9.7 million, $1.8 million has no expiration due to the Tax Cuts and Jobs Act of 2017. The Company also has $416,000 of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2024.
As a result of our reorganization and conversion from the
two-tier
mutual holding company structure to a fully converted stock holding company and contemporaneous stock offering, we incurred an “ownership change” under Section 382 of the Internal Revenue Code (“Section 382”). The persons who were considered our “owners” within the three-year period before the reorganization and stock offering, i.e., the members of the Mutual Holding Company and public stockholders, owned less than 50% of the stock holding company’s common stock immediately after the reorganization. In addition, an ownership change will occur if, over a rolling three-year period, the percentage of the company stock owned by shareholders holding 5% or more of our common stock has increased by more than 50 percentage points over the lowest percentage of common stock owned by such shareholders during such three-year period.
In general, if a company incurs an ownership change under Section 382, the company’s ability to utilize its NOL carryforward to offset its taxable income becomes limited to a certain amount per year. This limitation is generally computed by multiplying the fair market value of the company immediately before the ownership change by an IRS published rate equal to the long-term tax-exempt
rate for the month in which the ownership change occurs. If we are unable to offset our taxable income to the maximum permitted amount, we may incur additional income tax liability, which would adversely affect our results of operations. At this time, we do not expect the Section 382 change in ownership to have a material impact on the results of operations.
Corporate Dividends.
The Company may generally exclude from its income 100% of dividends received from PyraMax Bank as a member of the same affiliated group of corporations.
State Taxation
The Company is subject to the Wisconsin corporate franchise (income) tax. Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable incomes of the members of the Company’s consolidated income tax group, which will include PyraMax Bank and PyraMax Bank Insurance Services, LLC.
Net Operating Loss Carryovers.
Wisconsin law allows financial institutions to carry forward a Wisconsin net operating loss to the succeeding 20 taxable years. At December 31, 2021, the Company had Wisconsin net operating loss carryovers of $19.9 million that will begin to expire in 2024. The Company also has $419,000 of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2024.
SUPERVISION AND REGULATION
General
As a federal savings bank, PyraMax Bank is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the FDIC as its deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which PyraMax Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. PyraMax Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings, interest rate sensitivity and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as PyraMax Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.
In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Many financial “consumer protection” statutes are implemented by regulations issued by the Consumer Financial Protection Bureau. For federal savings banks of PyraMax Bank FSB’s asset size, compliance with such statutes and regulations is determined by the Office of the Comptroller of the Currency through its examinations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.
As a savings and loan holding company, the Company is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Any change in applicable laws or regulations, whether by the Office of the Comptroller of the Currency, the FDIC, the Federal Reserve Board, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of the Company and PyraMax Bank.
Set forth below is a brief description of material regulatory requirements that are or will be applicable to PyraMax Bank and the Company. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on PyraMax Bank and the Company.
Federal Banking Regulation
Business Activities.
A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, PyraMax Bank may generally invest in mortgage loans secured by residential real estate without an aggregate limit and may invest in commercial real estate, commercial and industrial and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. PyraMax Bank may also establish, subject to specified investment limits, “operating subsidiaries” that engage in activities permitted for PyraMax itself and service corporation subsidiaries that may engage in certain activities not otherwise permissible for PyraMax Bank, including real estate investment and securities and insurance brokerage.
Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) which permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called
“covered savings association” election must divest any activities or investments that are not permitted for a national bank. PyraMax Bank had not made such an election as of December 31, 2021.
Capital Requirements
.
Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

EGRRCPA required the federal banking agencies, including the Office of the Comptroller of the Currency, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with a capital level at or exceeding the ratio and otherwise meeting the specified requirements, and electing the alternative framework, are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. Final rules issued by the agencies established the community bank leverage ratio at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter
grace period to regain compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable regulatory capital requirements.
In 2020, the CARES Act lowered the community bank leverage ratio to 8%. The community bank leverage ratio was increased to 8.5% for calendar year 2021 and to 9% thereafter. The Company did not opt in to the community bank leverage ratio framework for the year ended December 31, 2021.
At December 31, 2021, PyraMax Bank exceeded all applicable capital requirements.
Loans-to-One
Borrower.
Generally, a federal savings bank, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2021, PyraMax Bank was in compliance with the loans-to-one
borrower limitations.
Capital Distributions.
Federal regulations govern capital distributions by a federal savings bank, which include cash dividends and other transactions charged to the savings bank’s capital account. A federal savings bank must file an application with the Office of the Comptroller of the Currency for approval of a capital distribution if:

•
the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•
the savings bank is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease-and-desist
order or formal written agreement that requires action to improve the institution’s financial condition.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a savings and loan holding company, such as PyraMax Bank, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.
A notice or application related to a capital distribution may be disapproved if:

•	the federal savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.
In addition, the Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings bank also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.
Community Reinvestment Act and Fair Lending Laws.
All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low-
and moderate-income borrowers. The Office of the Comptroller of the Currency is required to assess the federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

In June 2020, the Office of the Comptroller of the Currency issued a final rule clarifying and expanding the activities that qualify for Community Reinvestment Act credit and, according to the agency, seeking to create a more consistent and objective method for evaluating Community Reinvestment Act performance. The final rule was effective October 1, 2020, but compliance with certain of the revised requirements is not mandatory for institutions of PyraMax Bank’s asset size until January 1, 2024.
The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. PyraMax Bank received an “Outstanding” Community Reinvestment Act rating in its most recent federal examination.
Transactions with Related Parties.
An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as PyraMax Bank, FSB. The Company is an affiliate of PyraMax Bank because of its control of PyraMax Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality
assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.
PyraMax Bank’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•
be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of PyraMax Bank’s capital.
In addition, extensions of credit in excess of certain limits must be approved by PyraMax Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.
Enforcement.
The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings bank. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular federal savings bank. If such action is not taken, the Federal Deposit Insurance Corporation has authority to take the action under specified circumstances.
Standards for Safety and Soundness.
Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.
Branching.
A federal savings bank that has not elected “covered savings association” status generally has authority to establish branches in any state or states of the United States and its territories. Such authority is subject to Office of the Comptroller of the Currency approval for new branches.
Prompt Corrective Action.
Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.
The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.
At December 31, 2021, PyraMax Bank met the criteria for being considered “well capitalized.”
Insurance of Deposit Accounts.
The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as PyraMax Bank, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.
Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.
The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of PyraMax Bank. We cannot predict what assessment rates will be in the future.
Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.
Privacy Regulations.
Federal regulations generally require that PyraMax Bank disclose its privacy policy, including identifying with whom it shares a customer’s
“non-public
personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, PyraMax Bank is required to provide its customers with the ability to
“opt-out”
of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated
third parties for marketing purposes. PyraMax Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act.
PyraMax Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.
Prohibitions Against Tying Arrangements
.
Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Other Regulations
Interest and other charges collected or contracted for by PyraMax Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.
The deposit operations of PyraMax Bank also are subject to, among others, the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System
PyraMax Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. PyraMax Bank was in compliance with this requirement at December 31, 2021. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. PyraMax Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Chicago stock. At December 31, 2021, no impairment had been recognized.
Holding Company Regulation
The Company is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over the Company and its non-savings
institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to PyraMax Bank.
As a savings and loan holding company, the Company’s activities are limited to those activities permissible by law for financial holding companies (if the Company makes an election to be treated as a financial holding company and meets the other requirements to be a financial holding company) or multiple savings and loan holding companies. The Company has no present intention to make an election to be treated as a financial holding company. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending and other activities permitted for bank holding companies under the Bank Holding Company Act, insurance and underwriting equity securities. Multiple savings and loan holding companies are authorized to engage in activities specified by federal regulation, including activities permitted for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such factors as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings institution in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state
savings and loan holding companies.
Savings and loan holding companies with less than $3 billion in consolidated assets are exempt from consolidated regulatory capital requirements, unless the Federal Reserve Board determines otherwise in particular cases.
The Federal Reserve Board has promulgated regulations implementing the “source of strength” doctrine that require holding companies, including savings and loan holding companies, to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve Board guidance also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result, at the end of a quarter, in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.
Change in Control Regulations
Under the Change in Bank Control Act, no person may acquire “control” of a savings and loan holding company, such as the Company, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the holding company involved has its shares registered under the Securities Exchange Act of 1934.
Federal Securities Laws
The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with these regulations, and we review and document such policies, procedures and systems to ensure continued compliance with these regulations.

Emerging Growth Company Status
The Company is an emerging growth company. For as long as the Company continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.
The Company will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of its subscription offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible
debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates
exceeded $700 million at the end of the second quarter of that fiscal year.
ITEM

1A. Risk Factors
Risks Related to the
COVID-19
Pandemic
The economic impact of the
COVID-19
outbreak could adversely affect our financial condition and results of operations.
During 2021, the United States’ economy began to recover from the
COVID-19
pandemic, as the distribution of
COVID-19
vaccines allowed for the easing of restrictive measures that had previously been imposed by state and local governments. Despite these improvements, certain adverse effects of the
COVID-19
pandemic may continue to impact the macroeconomic environment for some time, including labor shortages, disruptions to global supply chains, and rising inflationary pressures. These effects, including any impact to our business, may continue throughout 2022 but remain uncertain and difficult to predict.
As the result of the ongoing
COVID-19
pandemic, we could be subject to the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	Demand for our products and services may decline, making it difficult to grow assets and income.

•
If the economy experiences significant dislocation, including supply chain interruptions, government restrictions on individual and business activities, and high levels of unemployment, we may experience increased loan delinquencies, problem assets, and foreclosures, resulting in increased charges and reduced income.

•	Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase.

•	Our allowance for loan losses may have to be increased if borrowers experience financial difficulties, which will adversely affect our net income.

•
A worsening of business and economic conditions or in the financial markets could result in an impairment of certain intangible assets. Among other things, a worsening of business and economic conditions could adversely affect our operating results, which, in turn, might require us to recognize an impairment to our deferred tax asset. See “—Risks Related to our Business Strategy – Our ability to recognize the benefits of deferred tax assets is dependent on taxable income.”

•	We are subject to litigation, regulatory enforcement risk and reputation risk regarding our participation in the PPP and the risk that the SBA may not fund some or all PPP loan guarantees.

•	We rely on third-party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us.

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

•	We may experience unanticipated loss or unavailability of employees.
Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

Risks Related to our Lending Activities
We have a substantial amount of commercial real estate and commercial loans, and intend to continue to increase originations of these types of loans both directly and through participations. These loans involve credit risks that could adversely affect our financial condition and results of operations.
At December 31, 2021, commercial real estate and land development loans (which includes non-owner
occupied commercial real estate, multi-family, owner occupied commercial real estate and one-
to four-family
non-owner-occupied
real estate loans) totaled $186.6 million, or 57.2% of our loan portfolio, and commercial loans (which includes commercial and industrial loans) totaled $38.2 million, or 11.7% of our loan portfolio. Of this aggregate amount, we had $59.9 million in non-owner
occupied
non-residential
real estate, $68.2 million in multi-family residential real estate, $42.6 million in owner occupied non-residential
real estate, $7.4 million in
non-owner
occupied residential real estate, $7.1 million in commercial real estate construction loans, and $1.4 million in commercial land development loans. We intend to increase originations of these types of loans.
Given their larger balances and the complexity of the underlying collateral, commercial real estate and commercial loans generally have more risk than the one-
to four-family residential real estate loans we originate. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local, regional and national real estate market or economy. A downturn in the real estate market or the local, regional and national economy could adversely impact the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of non-performing
loans. Further, unlike residential mortgage loans, commercial real estate loans and commercial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may depreciate over time, may be more difficult to appraise or liquidate and may be more susceptible to fluctuation in value at default. In addition, the physical condition of non-owner-occupied
properties may be below that of owner-occupied properties due to lax property maintenance standards, which have a negative impact on the value of the collateral properties. As our commercial real estate and commercial loan portfolios increase, and to the extent that we choose to take advantage of our greater lending limit and increase the average size of our commercial real estate loans and commercial loans, the corresponding risks and potential for losses from these loans may also increase.
Our portfolio of loans with a higher risk of loss has and is expected to increase, which may lead to additional provisions for loan losses or charge-offs, which would reduce our profits or cause losses.
Although our commercial real estate loan portfolio has decreased to $185.2 million, or 56.8% of total loans, at December 31, 2021 from $189.3 million, or 57.1% of total loans, at December 31, 2020, we intend to continue our emphasis on originating commercial real estate and commercial loan originations. Many of these loans that we have recently put on our books have not been subjected to a prolonged period of unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off
levels above our historical experience, which could adversely affect our future performance.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate and commercial business loans, as well as any future credit deterioration, including as a result of
COVID-19,
could require us to increase our allowance for loan losses in the future. At December 31, 2021, our allowance for loan losses was 0.88% of total loans and 280.96% of non-performing
loans. At December 31, 2021, our allowance for loan losses was 0.89% of total loans (excluding PPP loans). No PPP loans were non-performing
at December 31, 2021. Material additions to our allowance would materially decrease our net income.
In addition, bank regulators periodically review our allowance for loan losses and, as a result of such reviews, we may be required to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.
We may be required to increase our allowance for credit losses materially when the CECL accounting standard becomes effective for us.
The Financial Accounting Standards Board has delayed the effective date of the implementation of the Current Expected Credit Loss, or “CECL” standard for us until January 1, 2023. CECL will be a significant change from the standard currently applicable to us, because it will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and to recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for loan losses that are incurred or probable, which would likely require us to increase our allowance for credit losses, and to greatly increase the types of data we need to collect and review to determine the appropriate level of the allowance for credit losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.
We are subject to environmental liability risk associated with lending activities or properties we own.
A significant portion of our loan portfolio is secured by real estate, and we could become subject to environmental liabilities with respect to one or more of these properties, or with respect to properties that we own in operating our business. During the ordinary course of business, we may foreclose on and take title to properties securing defaulted loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous conditions or toxic substances are found on these properties, we may be liable for remediation costs, as well as for personal injury and property damage, civil fines and criminal penalties regardless of when the hazardous conditions or toxic substances first affected any particular property. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Our policies, which require us to perform an environmental review before initiating any foreclosure action on non-residential
real property, may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on us.
Risks Related to Laws and Regulations
Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.
PyraMax Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and 1895 Bancorp of Wisconsin, MHC and the Company are subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of PyraMax Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.
Non-compliance
with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing acquisitions or establishing new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand. We have not been subject to fines or other penalties, nor have we suffered business or reputational harm, as a result of money laundering activities in the past.
We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or limit our ability to pay dividends or repurchase shares.
Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation buffer” of 2.5%, and the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the capital conservation buffer amount.

The application of these capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we are unable to comply with such requirements. Specifically, PyraMax Bank’s ability to pay dividends to the Company will be limited if it does not maintain the capital conservation buffer required by the capital rules, which may further limit the Company’s ability to pay dividends to its stockholders. See “Supervision and Regulation—Federal Banking Regulation—Capital Requirements.”
The Federal Reserve Board may require us to commit capital resources to support PyraMax Bank.
Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore the holding company may be required to borrow the funds or raise capital. Any loans by a holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Thus, any borrowing that must be done by the Company to make a required capital injection becomes more difficult and expensive and could have an adverse effect on our business, financial condition and results of operations.
Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board, which regulates the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.
The Company is an emerging growth company. For as long as the Company continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, the Company also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards. Investors may find our common stock less attractive since we have chosen to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.
Risks Related to Market Interest Rates
A continuation of the historically low interest rate environment may adversely affect our net interest income and profitability.
In recent years the Federal Reserve Board has maintained interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. Our ability to reduce our interest expense may be limited at current interest rate levels while the average yield on our interest-earning assets may continue to decrease. A continuation of a low interest rate environment may adversely affect our net interest income, which would have an adverse effect on our profitability.

Future changes in interest rates could reduce our profits and asset values.
Net interest income makes up a majority of our income and is based on the difference between (i) the interest income we earn on interest-earning assets, such as loans and securities, and (ii) the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.
The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our interest-bearing liabilities generally have shorter contractual maturities than our interest-earning assets. This imbalance can create significant earnings volatility because market interest rates change over time.
The Federal Open Market Committee of the Federal Reserve has indicated that it expects to increase market interest rates in 2022. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. Conversely, in a period of declining interest rates, the interest income we earn on our assets may decrease more rapidly than the interest we pay on our liabilities, as borrowers prepay mortgage loans, and mortgage-backed securities and callable investment securities are called, requiring us to reinvest those cash flows at lower, current interest rates.
This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Furthermore, an inverted interest rate yield curve, where short-term interest rates (which are usually the rates at which financial institutions borrow funds) are higher than long-term interest rates (which are usually the rates at which financial institutions lend funds for fixed-rate loans) can reduce a financial institution’s net interest margin and create financial risk for financial institutions that originate longer-term, fixed rate mortgage loans.
Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Changes in the level of interest rates also may negatively affect the value of our assets and ultimately affect our earnings.
We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. As of December 31, 2021, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience a 1.2% decrease in EVE and a 6.7% increase in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”
Risks Related to our Business Strategy
Our business strategy includes managed growth, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively. Growing our operations could also cause our expenses to increase faster than our revenues.
Our business strategy includes growth in loans and deposits. Achieving such growth will require us to attract customers that currently bank at other financial institutions in our market area. Our ability to successfully grow will depend on a variety of factors, including the ability of our executive officers to execute our business strategy to increase commercial real estate and commercial loans and to increase our new and existing customers’ deposit relationships, our ability to attract and retain experienced bankers, the continued availability of desirable business opportunities, competition from other financial institutions in our market area and our ability to manage our growth. Growth opportunities may not be available or we may not be able to manage our growth successfully. If we do not manage our growth effectively, our financial condition and operating results could be negatively affected. Furthermore, there can be considerable costs involved in expanding lending capacity, and generally a period of time is required to generate the necessary revenues to offset these costs, especially in areas in which we do not have an established presence. Accordingly, any such business expansion can be expected to negatively impact our earnings unless and until the expected benefits of such growth are achieved.
We depend on our management team to implement our business strategy and execute successful operations and we could be harmed by the loss of their services.
We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise, extensive knowledge of our markets and key business relationships, and have been integral in the restructuring of our operations, including the implementation of a more aggressive sales culture within our institution. Any one of them could be difficult to replace. Our loss of these persons, including as a result of the
COVID-19
pandemic, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

Our utilization of time deposits, including brokered certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our operating results.
We rely primarily on deposits for funds to make loans and provide for our other liquidity needs, including time deposits and brokered certificates of deposit. Although we have utilized brokered deposits in the past, as of December 31, 2021, we had no brokered deposits. Such deposits may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits or to keep or replace them as they mature would adversely affect our liquidity. Additionally, we are regulated by the Office of the Comptroller of the Currency, which requires us to maintain certain capital levels to be considered “well capitalized.” If we fail to maintain these capital levels, we could lose our ability to obtain funding through brokered deposits. In addition, we may also be restricted from paying higher deposit rates to attract, keep or replace those deposits, which could have a negative effect on our operating results and the value of our common stock.
Our cost of operations is high relative to our revenues.
The cost of generating our income is measured by our efficiency ratio (the ratio of non-interest
expense to the sum of net interest income and
non-interest
income). Our efficiency ratio was 99.7% and 81.5% for the years ended December 31, 2021 and 2020, respectively. Our efficiency ratio lags our peer group as our competitors for loans and deposits are often larger banks who can offer very competitive terms to originate and retain commercial real estate and commercial loans, as well as very competitive rates on deposit products. Additionally, our interest expense is higher than our peer group as our sources of funding tend to rely on FHLB advances more than our competitors. We have also had a series of significant one-time
expenses over the last several years, including core data processing conversion, branch sale costs and expenses related to our healthcare coverage.
We face additional risks due to our mortgage banking activities that could negatively impact net income and liquidity.
We sell the majority of the fixed-rate conforming and eligible jumbo one-to
four-family residential real estate loans that we originate. The sale of these loans generates noninterest income and are a source of liquidity for us. Disruption in the secondary market for residential mortgage loans could result in our inability to sell mortgage loans, which could negatively impact our liquidity position and earnings. In addition, declines in real estate values or increases in interest rates could reduce the potential for robust mortgage originations, which could negatively impact our earnings. As we do sell mortgage loans, we also face the risk that such loans may have been made in breach of our representations and warranties to the buyers and we could be forced to repurchase such loans or pay other damages.
Gain on sales of loans comprises a significant portion of our revenue.
Our net gain on sales of loans constitutes a meaningful component of our revenue. The gain on such sales for the years ended December 31, 2021 and 2020 was $1.5 million and $3.5 million, respectively. Any increase in market interest rates may reduce our mortgage loan originations, resulting in fewer loans available for sale. This would result in a decrease in our non-interest
income. Further, when we sell loans, we are required to make customary representations and warranties about such loans to the purchaser. Our loan sale agreements may require us to repurchase or substitute mortgage loans or indemnify investors if we breach certain representations and warranties made to purchasers. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of a payment default on a mortgage loan shortly after its sale. Any of the foregoing could harm our business, cash flow, results of operations and financial condition.
Our ability to recognize the benefits of deferred tax assets is dependent on taxable income.
The Company records deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled.
We recognize the expected future tax benefit from deferred tax assets when it is more likely than not that the tax benefit will be realized. Otherwise, a valuation allowance is applied against deferred tax assets, reducing the value of such assets. Assessing the recoverability of deferred tax assets requires management to make significant estimates related to expectations of future taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. Estimates of future taxable income are based on forecasted income from operations and the application of existing tax laws in each jurisdiction.

Each quarter, the Company assesses its deferred tax asset position, including the recoverability of this asset or the need for a valuation allowance. This assessment takes into consideration positive and negative evidence to determine whether it is more likely than not that a portion of the asset will not be realized. If the Company is not able to recognize deferred tax assets in future periods, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.
New lines of business or new products and services may subject us to additional risks.
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. In addition, we will continue to make investments in research, development, and marketing for new products and services. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services we may invest significant time and resources. Initial timetables for the development and introduction of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. Furthermore, if customers do not perceive our new offerings as providing significant value, they may fail to accept our new products and services. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, the burden on management and our information technology of introducing any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.
Acquisitions may disrupt our business and dilute stockholder value
.
We evaluate merger and acquisition opportunities with other financial institutions and financial services companies. As a result, negotiations may take place and future mergers or acquisitions with consideration consisting of cash, debt, and/or equity securities may occur at any time. We would seek acquisition partners that offer us either significant market presence or the potential to expand our market footprint and improve profitability through economies of scale or expanded services.
Acquiring other banks, businesses, or branches may have an adverse effect on our financial results and may involve various other risks commonly associated with acquisitions, including, among other things:

•	difficulty in estimating the value of the target company;

•	payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;

•	potential exposure to unknown or contingent liabilities of the target company;

•	exposure to potential asset quality problems of the target company;

•	potential volatility in reported income associated with goodwill impairment losses;

•	difficulty and expense of integrating the operations and personnel of the target company;

•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits of the acquisition;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target company; and

•	potential changes in banking or tax laws or regulations that may affect the target company.
Risks Related to Economic Conditions
A worsening of economic conditions in our market area could reduce demand for our products and services and/or result in increases in our level of non-performing
loans, which could adversely affect our operations, financial condition and earnings.
The success of our business depends on general economic conditions in the markets in which we operate, particularly southeastern Wisconsin. Difficult economic conditions or adverse changes in such local markets, whether caused by inflation, recession, unemployment, changes in housing or securities markets, or other factors, could reduce demand for our loans and deposits; increase problem loans, charge-offs and foreclosures; cause a decline in the value of collateral securing loans; and otherwise negatively affect our performance and financial condition.

Moreover, a significant decline in general economic conditions caused by inflation, recession, acts of terrorism, civil unrest, an outbreak of hostilities or other international or domestic calamities, an epidemic or pandemic, unemployment, the anticipation of any of these events, or other factors beyond our control could further impact these local economic conditions and could further negatively affect the financial results of our banking operations.
Risks Related to Competitive Matters
Strong competition within our market area may limit our growth and profitability.
Competition in the banking and financial services industry is intense. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms and unregulated or less regulated non-banking
entities. Many of these competitors are substantially larger than us and have substantially greater resources and higher lending limits than we have and offer certain services that we do not or cannot provide. In addition, some of our competitors offer loans with lower interest rates and/or more attractive terms than loans we offer. Competition also makes it increasingly difficult and costly to attract and retain qualified employees. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete for business and qualified employees in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Business of PyraMax Bank, FSB—Competition.”
Our small size may make it more difficult for us to compete.
Our small asset size may make it more difficult to compete with other financial institutions that are larger and can more easily afford to invest in the marketing and technologies needed to attract and retain customers. Because our principal source of income is the net interest income we earn on our loans and investments after deducting interest paid on deposits and other sources of funds, our ability to generate the revenues needed to cover our expenses and finance such investments is limited by the size of our loan and investment portfolios. Accordingly, we are not always able to offer new products and services as quickly as our competitors. Lower earnings may also make it more difficult to offer competitive salaries and benefits. In addition, our smaller customer base may make it difficult to generate meaningful non-interest
income from such activities as securities and insurance brokerage. Finally, as a smaller institution, we are disproportionately affected by the continually increasing costs of compliance with new banking and other regulations.
Technology has made it possible for
non-banks
to offer products and services that traditionally were banking products and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions.
Technology has lowered barriers to entry and made it possible for non-banks
to offer products and services, such as loans and payment services, that traditionally were banking products, and made it possible for technology companies to compete with financial institutions in providing electronic, internet-based, and mobile phone-based financial solutions. Competition with non-banks,
including financial technology (“fintech”) companies, to provide financial products and services is intensifying. In particular, the activity of fintechs has grown significantly over recent years and is expected to continue to grow. In addition to fintechs, the large technology companies have begun to make efforts toward providing financial services directly to their customers and are expected to continue to explore new ways to do so. Many of these companies have fewer regulatory constraints, and some have lower cost structures, in part due to lack of physical locations. Some of these companies also have greater resources to invest in technological improvements than we currently have. Competition from non-banks
and technology companies may cause us to increase the amount we spend on developing new products and services, including our mobile banking applications. Such competition may also prevent us from achieving our growth objectives.
Risks Related to Operational Matters
We face significant operational risks because of our reliance on technology. Our information technology systems may be subject to failure, interruption or security breaches.
Information technology systems are critical to our business. Our business requires us to collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and our own business, operations, plans and business strategies. We use various technology systems to manage our customer relationships, general ledger, securities investments, deposits, and loans. Our computer systems, data management and internal processes, as well as those of third parties, are integral to our performance. Our operational risks include the risk of malfeasance by employees or persons outside our company, errors relating to transaction processing and technology, systems failures or interruptions, breaches of our internal control systems and compliance requirements, and business continuation and disaster recovery. There have been increasing efforts by third parties to breach data security at financial institutions. Such attacks include computer viruses, malicious or destructive code, phishing attacks, denial of service or information or other security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information, damages to systems, or other material disruptions to network access or business operations. Although we take protective measures and believe that we have not experienced any of the data breaches described above, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have an impact on information security. Because the techniques used to cause security breaches change frequently, we may be unable to proactively address these techniques or to implement adequate preventative measures.
In the event of a breakdown in our internal control systems, improper operation of systems or improper employee actions, or a breach of our security systems, including if confidential or proprietary information were to be mishandled, misused or lost, we could suffer financial loss, loss of customers and damage to our reputation, and face regulatory action or civil litigation. Any of these events could have a material adverse effect on our financial condition and results of operations. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits.
In addition, we outsource a majority of our data processing requirements to third-party providers. Accordingly, our operations are exposed to the risk that these vendors will not perform in accordance with our contractual agreements with them, or we also could be adversely affected if such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. If our third-party providers encounter difficulties, or if we have difficulty communicating with those service providers, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected, which could have a material adverse effect on our financial condition and results of operations. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. To our knowledge, the services and programs provided to us by third parties have not experienced any material security breaches. However, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.
We may not be able to successfully implement future information technology system enhancements, which could adversely affect our business operations and profitability.
We invest significant resources in information technology system enhancements in order to provide functionality and security at an appropriate level. We may not be able to successfully implement and integrate future system enhancements, which could adversely impact the ability to provide timely and accurate financial information in compliance with legal and regulatory requirements, which could result in sanctions from regulatory authorities. Such sanctions could include fines and suspension of trading in our stock, among others. In addition, future system enhancements could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations.
Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations and could result in significant costs to remediate or replace the defective components. In addition, we may incur significant training, licensing, maintenance, consulting and amortization expenses during and after systems implementations, and any such costs may continue for an extended period of time.
Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.
We must maintain sufficient funds to respond to the needs of depositors and borrowers. As a part of our liquidity management, we use a number of funding sources in addition to deposit growth and repayments and maturities of loans and investments. As we continue to grow, we are likely to become more dependent on these sources, which may include FHLB advances, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected.
Risks Related to Accounting Matters
Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.
In preparing our periodic reports, as well as periodic reports we will be required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses, fair value measurement (including the value of our mortgage servicing rights), valuation allowances associated with the realization of deferred tax assets and our determinations with respect to amounts owed for income taxes.

Changes in accounting standards could affect reported earnings.
The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.
Our internal controls, procedures and policies may fail or be circumvented.
Management regularly reviews and updates our internal controls and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Our recent shift to a remote working model due to
COVID-19
has required us to modify some of these controls, which are approved in advance by management and reviewed by the financial reporting internal controls manager and through internal audits. Similar to our other systems of controls, these new modifications can provide only reasonable assurances that the objectives of the system are being met. Any failure or circumvention of the controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.
Other Risks Related to Our Business
We are a community bank and our ability to maintain our reputation is critical to the success of our business. The failure to do so may materially adversely affect our performance.
We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, any or all of which could adversely affect our business and operating results.
We will be required to transition from the use of the LIBOR interest rate index in the future.
We have certain loans and investments indexed to the London Interbank Offered Rate (“LIBOR”) to calculate the loan interest rate. As of December 31, 2021, we had extended credit to five customers for loans totaling $23.6 million and have $6.5 million in asset-backed securities that are indexed to the LIBOR. The use of LIBOR in new contracts was discontinued after December 31, 2021. Certain USD LIBOR tenors will continue to be published on a representative basis until June 30, 2023. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. Regulators, industry groups and certain committees (
e.g.
the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for the LIBOR (
e.g.
the Secured Overnight Financing Rate), and proposed implementations of the recommended alternatives in floating-rate financial instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.
Legal and regulatory proceedings and related matters could adversely affect us.
We have been and may in the future become involved in legal and regulatory proceedings. We consider most of the proceedings to be in the normal course of our business or typical for the industry; however, it is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. There could be substantial costs and management diversion in such litigation and proceedings, and any adverse determination could have a materially adverse effect on our business, reputation, or our financial condition and results of our operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.
Our existing and future stock-based benefit plans will increase our expenses and reduce our income, and may dilute your ownership interests.
Our stockholders previously approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan. During the year ended December 31, 2021, we recognized $241,000 in non-interest expense
relating to this stock benefit plan, and we will recognize additional expenses in the future as additional grants are made and awards vest. We may fund the 2020 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock issuances under the plan.
We intend to adopt one or more new stock-based benefit plans in the future, subject to stockholder approval, which will increase our annual compensation and benefit expenses related to the stock options and stock awards granted to participants. The actual amount of these new stock-related compensation and benefit expenses will depend on the number of options and stock awards granted under the plans, the fair market value of our stock or options on the date of grant, the vesting period, and other factors which we cannot predict at this time. If we adopt stock-based benefit plans within 12 months following the conversion, the shares of common stock reserved for issuance pursuant to awards of restricted stock and grants of options under such plans would be limited to 4% and 10%, respectively, of the total shares of our common stock sold in the offering. If we adopt stock-based benefit plans more than 12 months after the completion of the conversion, we may adopt plans that allow for greater amounts of awards and options and, therefore, we could award restricted shares of common stock or grant options in excess of these amounts, which would further increase costs.
Like the 2020 Equity Incentive Plan, any future stock-based benefit plans may be funded either through open market purchases of our common stock or from the issuance of authorized but unissued shares of common stock. Stockholders would experience a 5.3% dilution in ownership interest if newly issued shares of our common stock are used to fund stock options in an amount equal to 10% of the shares sold in the offering, and all such stock options are exercised, and a 2.2% dilution in ownership interest if newly issued shares of our common stock are used to fund shares of restricted common stock in an amount equal to 4% of the shares sold in the offering. Such dilution would also reduce earnings per share. If we adopt the plans more than 12 months following the conversion, new stock-based benefit plans would not be subject to these size limitations and stockholders could experience even greater dilution.
Although the implementation of new stock-based benefit plans would be subject to stockholder approval, historically, the overwhelming majority of stock-based benefit plans adopted by savings institutions and their holding companies following mutual-to-stock conversions
have been approved by stockholders.
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
As of December 31, 2021, the net book value of our real and personal properties, including land, was $5.9 million. The following is a list of our offices:

	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2021

Location	(Dollars in thousands)
Corporate Office:
7001 West Edgerton Avenue Greenfield, WI 53220 (1)	1980	23,186	Owned	N/A	$2,669
Branch Offices:
9000 West Drexel Avenue Franklin, WI 53132	2004	3,930	Owned	N/A	759
1150 Washington Street Grafton, WI 53024	2016	5,700	Leased	2/28/2028	65
405 Rivercrest Court Mukwonago, WI 53149	1999	3,097	Owned	N/A	471
1015 Marquette Avenue South Milwaukee, WI 53172	1972	3,942	Owned	N/A	541
1500 East Moreland Avenue Waukesha, WI 53186	1969	4,546	Owned	N/A	1,359
Total					$5,864

(1) Included in the net book value for this office is $48,000 related to furniture and equipment that was retained upon closure of the West Allis office.
ITEM 3. Legal Proceedings
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.
ITEM 4. Mine Safety Disclosures
Not applicable.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market, Holder and Dividend Information.
The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “BCOW.” The approximate number of holders of record of the Company common stock as of March 8, 2022 was 410. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.
The Company does not currently pay cash dividends on its common stock. Dividend payments by the Company are dependent on dividends it receives from PyraMax Bank, because the Company has no source of income other than dividends from PyraMax Bank, earnings from the investment of proceeds from the sale of shares of common stock retained by the Company and interest payments with respect to the Company’s loan to the Employee Stock Ownership Plan. See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Distributions.”
ITEM 6. [RESERVED]
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company’s financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Annual Report on Form
10-K
and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the year ended December 31, 2021, compared to the year ended December 2020, and the financial condition as of December 31, 2021 compared to the financial condition as of December 31, 2020. For a discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2020 Form
10-K,
filed with the SEC on March 31, 2021. The information in this section has been derived from the audited financial statements, which appear beginning on page
F-1
of this Annual Report on Form
10-K.

Impact of
COVID-19
Outbreak
In 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as
COVID-19.
The
COVID-19
pandemic restricted economic activity in our markets. In response to the pandemic, governments have imposed restrictions on travel and business operations, advised or required individuals to limit or forego time outside of their homes, and ordered temporary closures of businesses. While these measures temporarily increased unemployment in the United States and our market, the unemployment rate has subsequently declined and was 2.8% in Wisconsin and 2.2% in the Milwaukee-Waukesha-West Allis, Wisconsin Metropolitan Statistical Area as of December 31, 2021, as compared to 4.0% and 4.6%, respectively, for December 2020. The government and private sector responses to the
COVID-19
pandemic also negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.
To address the economic impact of
COVID-19
in the United States, the CARES Act was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us. The CARES Act included an option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to
COVID-19
made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the
COVID-19
national emergency. The relief could only be applied to modifications for loans that were not more than 30 days past due as of December 31, 2019. We elected to adopt these provisions of the CARES Act, which expired on January 1, 2022. The CARES Act also established the PPP through the SBA, which provided a uniform system to expedite the ability for us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under the PPP, the borrower’s obligation to repay loan amounts may be forgiven if the borrower maintains employee payrolls and meets certain other requirements. In the event of any such forgiveness or partial forgiveness, the amount forgiven is remitted to us by the SBA. As part of the first round of this program, at December 31, 2021, we had funded 246 PPP loans totaling $30.3 million, of which all but $1,000 had been forgiven as of December 31, 2021.
On December 27, 2020, the Relief Act became law and provided an additional $284 billion for the PPP, extending the PPP through March 31, 2021. As of December 31, 2021, we had funded 143 second round PPP loans totaling $10.5 million, of which $5.1 million had been forgiven as of December 31, 2021.
In addition, the Federal Reserve Board, took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero.
In response to the pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures include:

•
operating our branches under a drive-through model with appointment-only lobby service for a period of time, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home; and

•
offering assistance to our customers affected by the
COVID-19
pandemic, which includes payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the PPP.

We implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of
COVID-19.
Based on guidance in the CARES Act,
COVID-19
related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States (“GAAP”). In addition, the bank regulatory agencies issued interagency guidance stating that
COVID-19
related short-term modifications (
i.e.
, six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs.
As of December 31, 2021, we had deferrals of $383,000 in interest, escrow and principal payments on $11.2 million in outstanding loans. We have not deferred our recognition of interest income with respect to loans subject to modifications. Given the continuously evolving economic effects and social impacts of the
COVID-19
pandemic, the future direct and indirect impact on our business, results of operations and financial condition remain uncertain. Should economic conditions deteriorate, we expect it would have an adverse effect on our business and results of operations, which could include, but not be limited to, decreased demand for our products and services, protracted periods of lower interest rates, increased non-interest
expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.

For additional information, see “Risk Factors—Risks Related to the
COVID-19
Pandemic—The economic impact of the
COVID-19
outbreak could adversely affect our financial condition and results of operations.”
Business Strategy
Our goal is to provide long-term value to our stockholders, customers and employees and the communities we serve by executing a safe and sound business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market area.
Our current business strategy consists of the following:

•
Grow our balance sheet and improve profitability.
Given our attractive market area, we believe we are well-positioned to increase the size of our balance sheet without a proportional increase in overhead expense or operating risk. Accordingly, we intend to increase, on a disciplined basis, our assets and liabilities, particularly loans and deposits. As we grow our assets, particularly higher-yielding commercial loans, while controlling our expenses, we anticipate improving our earnings.

•
Grow our loan portfolio prudently and on a managed basis with a focus on diversifying the portfolio, particularly in commercial real estate and commercial lending.
Our principal business activity historically has been the origination of residential mortgage loans, supplemented with commercial real estate loans (which includes non-owner
occupied commercial real estate, multi-family, owner occupied commercial real estate and one-
to four-family
non-owner-occupied
loans). We intend to retain our presence as a mortgage lender in our market area and continue to increase our origination of commercial real estate and commercial loans (which includes commercial and industrial loans) including increasing our loan exposure in participations purchased. Over the last several years, we have incrementally increased the amount of some of our commercial real estate and commercial loan originations to preferred borrowers, and we intend to continue to originate similarly-sized
loans within our present underwriting standards.

Increasing the number of larger commercial real estate loans and commercial business loan originations involves risk, as described in “Risk Factors—We have a substantial amount of commercial real estate and commercial loans, and intend to continue to increase originations of these types of loans both directly and through loan participations. These loans involve credit risks that could adversely affect our financial condition and results of operations” and “Our portfolio of loans with a higher risk of loss is increasing, which may lead to additional provisions for loan losses or charge-offs, which would reduce our profits or cause losses.”

•
Continue to increase core deposits, with an emphasis on
low-cost
demand deposits.
We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit
ratios at levels consistent with regulatory expectations. We consider our core deposits to include checking accounts, money market accounts and statement savings. In particular, our Treasury Management unit focuses on generating and retaining business deposits, which assists in generating fee income. Core deposits increased to $303.9 million at December 31, 2021, from $292.2 million at December 31, 2020.

•
Manage credit risk to maintain a low level of
non-performing
assets.
We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. In recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting and loan processing policies and procedures. Our non-performing
assets to total assets ratio was 0.19% at December 31, 2021, compared to 0.25% at December 31, 2020. At December 31, 2021, the majority of our non-performing
assets were related to residential real estate.

•
Continue to grow organically while being aware of acquisition opportunities.
In addition to organic growth, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we expect to continue to expand into nearby markets in Wisconsin. We will consider expanding our branch network by establishing new (“
de novo
”) branches and/or through acquisitions, although we have no current acquisitions or new branches planned.

•
Continue to provide value to our community
. Our goal is to provide long-term value to our customers, employees and the communities we serve by executing a safe and sound service-oriented business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market area.

Critical Accounting Policies
The discussion and analysis of the financial condition and results of operations are based on our financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.
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
Allowance for Loan Losses.
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
Fair Value Measurements.
The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. We estimate the fair value of a financial instrument and any related asset impairment using a variety of valuation methods. Where financial instruments are actively traded and have quoted market prices, quoted market prices are used for fair value. When the financial instruments are not actively traded, other observable market inputs, such as quoted prices of securities with similar characteristics, may be used, if available, to determine fair value. When observable market prices do not exist, we estimate fair value. These estimates are subjective in nature and any imprecision in estimating these factors can impact the amount of gain or loss recorded. A more detailed description of the fair values measured at each level of the fair value hierarchy and the methodology utilized by us can be found in Note 15 of the notes to our audited consolidated financial statements titled “Fair Value.”
Deferred Tax Assets.
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income including consideration of applicable tax planning strategies. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, weigh all positive and negative evidence and are reviewed on a regular basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020
Total Assets.
Total assets were $539.6 million at December 31, 2021, an increase of $22.9 million, or 4.4%, when compared to total assets of $516.8 million at December 31, 2020. The increase was primarily due to an increase in available-for-sale
securities of $53.7 million. The increase was partially offset by a decrease in cash and cash equivalents of $25.7 million at December 31, 2021.
Cash and Cash Equivalents.
Cash and cash equivalents decreased $25.7 million, or 27.8%, to $66.8 million at December 31, 2021, from $92.5 million at December 31, 2020. This decrease was primarily due to the purchase of $68.7 million in available-for-sale
securities and $13.0 in principal payments on FHLB advances partially offset by increases of $35.4 million of proceeds from the July 2021 capital raise, $12.4 million from maturities and payments on available-for-sale
securities, $5.2 million due to a net decrease in loans and $4.7 million from an increase in deposits.
Available for Sale Securities.
Available for sale securities increased $53.7 million, or 91.5%, to $112.4 million at December 31, 2021, from $58.7 million at December 31, 2020. The increase was primarily due to purchases of securities totaling $68.7 million, offset by maturities, prepayments and calls of securities totaling $12.4 million, a $1.4 million reduction in the unrealized gain on securities held within the portfolio and $1.0 from securities sales. The increase in securities purchases was the result of management’s decision to invest a portion of the Company’s liquidity that was held in cash and cash equivalents into securities with higher yields to increase future earnings, while maintaining a high degree of liquidity. The securities purchased primarily consisted of government-sponsored mortgage-backed securities, which increased $26.1 million, US Treasury notes, which increased $19.5 million, and obligations of states and political subdivisions, which increased $9.0 million.
Loans Held for Sale.
Loans held for sale decreased $1.3 million, or 52.4%, to $1.2 million at December 31, 2021, from $2.5 million at December 31, 2020. This decrease was due primarily to a decrease in the volume of first mortgage residential real estate loan originations to be sold into the secondary market as a result of the changing interest rate environment. Originations of mortgage loans held for sale decreased $73.8 million, from $195.4 million in 2020 to $121.6 million in 2021.
Net loans.
Net loans decreased $5.3 million, or 1.6%, to $323.8 million at December 31, 2021, from $329.1 million at December 31, 2020. The decrease was due primarily to a $12.2 million decrease in commercial loans resulting from normal payment and refinancing activity and forgiveness of PPP loans. The decrease was also due to a decrease in consumer home equity and line of credit loans of $5.3 million. The decrease was partially offset by an increase in first mortgage residential real estate loans of $11.7 million as a larger percentage of these types of loans were retained within the portfolio, as an alternative to selling them into the secondary market. The decision to retain more of these loans was based on our liquidity position at the time and to increase earnings by investing a portion of our liquidity in higher yielding assets.
During the year ended December 31, 2021, volumes of loan originations were as follows: $128.5 million in commercial real estate and other commercial loans, a decrease of $32.2 million from the $160.7 million in originations of these loan types during the year ended December 31, 2020; $157.5 million in total residential real estate loans, a decrease of $75.0 million from the $232.5 million in originations of these loan types during the year ended December 31, 2020; and $11.1 million in total consumer and consumer real estate loans, an increase of $100,000 from the $11.0 million in originations of these loan types during the year ended December 31, 2020.
Loans purchased as of December 31, 2021 totaled $2.1 million, a decrease of $400,000, or 16.0%, from the $2.5 million of loans purchased as of December 31, 2020. Loans purchased during the years ended December 31, 2021 and 2020 were commercial real estate and other commercial loans. PyraMax Bank’s strategy is to primarily grow the loan portfolio organically, as opposed to regularly purchasing loans from other financial institutions.
Deposits.
Deposits increased $4.7 million, or 1.2%, to $384.5 million at December 31, 2021, from $379.8 million at December 31, 2020. This increase was primarily due to a $7.7 million increase in noninterest bearing checking accounts, a $6.8 million increase in interest bearing checking accounts and a $6.1 million increase in statement savings accounts. We believe that a significant factor underlying this increase is that our customers, including PPP borrowers, are maintaining greater than usual cash balances as a result of the
COVID-19
pandemic. These increases were offset by an $8.9 million decrease in money market accounts and a $7.0 million decrease in certificates of deposit. The decrease in certificates of deposits was primarily the result of a decrease in brokered certificates of deposits from $5.5 million at December 31, 2020 to $0 at December 31, 2021. The brokered deposits were not renewed as we had adequate levels of liquidity and were not in need of additional funds.
FHLB Advances.
Borrowings, consisting entirely of FHLB advances, decreased $13.0 million, or 18.9%, to $55.4 million at December 31, 2021, from $68.4 million at December 31, 2020. The decrease was due to the maturity and repayments of principal on existing advances. We did not borrow any additional monies from the FHLB during 2021 as we had adequate levels of liquidity and were not in need of additional funds.

Total Equity.
Total equity increased $30.9 million, or 51.5%, to $90.9 million at December 31, 2021, from $60.0 million at December 31, 2020. The increase was primarily due to the July 2021 capital raise which generated $35.4 million of gross proceeds. This was partially offset by a $1.8 million decrease in the unallocated common stock of the ESOP plan, due to the expansion of the plan. Accumulated other comprehensive income also decreased $1.0 million, primarily as a result of the increase in the unrealized loss on available-for-sale
securities. In addition, treasury stock declined $927,000 primarily as a result of the retirement of treasury shares during the July 2021 stock offering.
Comparison of Operating Results for the Years Ended December 31, 2021 and December 31, 2020
Net Income.
We recorded net income of $85,000 for the year ended December 31, 2021, which represented a decrease of $1.2 million from the net income of $1.3 million recorded for the year ended December 31, 2020. This decrease was primarily the result of a $2.5 million decrease in noninterest income and a $1.2 million increase in noninterest expense, offset by a $1.8 million decrease in income taxes, a $470,000 decrease in provision expense and a $248,000 increase in net interest income.
Interest and Dividend Income.
Interest and dividend income decreased $1.3 million, or 8.1%, to $14.2 million for the year ended December 31, 2021, from $15.5 million for the year ended December 31, 2020. The decrease was due primarily to a $1.4 million decrease in interest income on loans, which decreased from $14.0 million in 2020 to $12.6 million in 2021. The decrease in interest income on loans was primarily due to the continued low interest rate environment brought on by the
COVID-19
pandemic and its impact on the economy. As a result of the ongoing low interest rate environment, the yield on our loan portfolio decreased from 4.30% in 2020 to 3.79% in 2021, which resulted in a $1.7 million decrease in interest income from loans during 2021. The average balance of loans increased $7.2 million during 2021 to $332.0 million, from $324.8 million in 2020, resulting in a $317,000 increase in interest income on loans.
Average interest-earning assets increased $55.7 million, or 12.5%, to $500.9 million for the year ended December 31, 2021, from $445.2 million for the year ended December 31, 2020. The weighted average yield on interest-earning assets decreased 64 basis points, to 2.84% for 2021, from 3.48% for 2020.
Interest Expense.
Interest expense decreased $1.5 million, or 49.5%, to $1.5 million for the year ended December 31, 2021, from $3.0 million for the year ended December 31, 2020. The decrease in interest expense was primarily due to the continued low interest rate environment and resulted in the average cost of our interest-bearing liabilities decreasing from 0.91% for 2020 to 0.44% for 2021. The average cost of our deposits declined from 0.87% in 2020 to 0.28% in 2021 and was the biggest contributor to the decline in our cost of funds. The decrease in our cost of deposits resulted in a $1.4 million reduction in interest expense. Interest expense on certificates of deposit experienced the most significant decline during 2021 and decreased $1.3 million from 2020 to 2021. This decline was due to both a decrease in the average rate paid on and the average balance of our certificates of deposit. The average rate on certificates of deposit declined from 1.65% in 2020 to 0.55% in 2021 and resulted in a $966,000 decrease in interest expense. The decrease in the average cost of our certificates of deposits was the result of maturing deposits repricing at lower interest rates. The average balance of certificates of deposit decreased $25.7 million, or 24.0%, from $107.2 million in 2020 to $81.5 million in 2021. The decrease in the average balance of our certificates of deposit was partially due to management’s decision to reduce the amount we held in brokered deposits. The average balance of brokered certificates of deposit was $788,000 in 2021 compared to $13.6 million in 2020, a decrease of $12.8 million. There were no brokered certificates of deposit outstanding at December 31, 2021.
Net Interest Income.
Net interest income increased $248,000, or 2.0%, to $12.7 million for the year ended December 31, 2021, from $12.5 million for the year ended December 31, 2020. The increase was the result of a $1.5 million decrease in interest expense, offset by $1.3 million decrease in interest income.
Provision for Loan Losses.
We recorded $30,000 in provision for loan losses for the year ended December 31, 2021, compared to $500,000 for the year ended December 31, 2020. The allowance for loan losses was $2.9 million, or 0.88%, of total loans (and 0.89% excluding PPP loans), at December 31, 2021, compared to $2.7 million, or 0.82% of total loans (and 0.86% excluding PPP loans), at December 31, 2020. Nonaccrual loans constituted 0.31% of total gross loans (and 0.32% excluding PPP loans) at December 31, 2021 and 0.39% of gross loans (and 0.41% excluding PPP loans) at December 31, 2020. Net recoveries for the year ended December 31, 2021 were $125,000 compared to net recoveries of $203,000 for the year ended December 31, 2020.
Noninterest Income.
Noninterest income decreased $2.5 million, or 37.0%, from $6.8 million for the year ended December 31, 2020 to $4.3 million for the year ended December 31, 2021. The decrease was due primarily to a $2.0 million decrease in net gain on sale of loans and a $1.0 million decrease in net gains realized on the sale of securities. The decrease in net gain on sale of loans was the result of a decrease in the origination and sale of mortgage loans. Mortgage loan originations decreased $73.8 million, or 37.8%, from $195.4 million in 2020 to $121.6 million in 2021. Mortgage loan sales decreased $72.8 million, or 36.9% from $197.1 million in 2020 to $124.4 million in 2021. A portion of the decline in sales was due to a larger percentage of mortgage loans being retained within our portfolio rather than sold into the secondary market, based on our liquidity position. In addition, we recognized a $346,000 decrease in the unrealized gain on marketable equity securities held in our Rabbi trust accounts. Loan servicing fees increased $611,000.

Noninterest Expense.
Noninterest expense increased $1.2 million, or 7.9%, to $16.9 million for the year ended December 31, 2021 from $15.7 million for the year ended December 31, 2020. The increase was due primarily to a $751,000 increase in salaries and employee benefits. The increase in salaries and benefits was due to a number of factors, including an increase in the number of full-time equivalent employees from 100 in 2020 to 107.5 in 2021, increases in general wages paid to employees, increases in the salary level of specific retail positions within the Company, promotions of existing staff and the corresponding increases in their salaries, signing bonuses paid to new employees and the temporary duplication of certain positions related to the retirement and replacement of key personnel. Other noninterest expenses also increased $344,000 from 2020 to 2021. The increase in other noninterest interest expense was primarily due to a $435,000 increase in insurance and bond expenses and a $85,000 increase in stock option expense. The increase in insurance and bond expense was the result of increasing policy limits as a result of the stock conversion and stock issuance. The increase in stock option expense was due to the granting of options and restricted share awards pursuant to the Company’s 2020 Equity Incentive Plan. These increases in noninterest interest expense were offset by a $221,000 reduction in accounting, tax and other professional fees.
Income Taxes.
Income tax benefit was ($64,000) for the year ended December 31, 2021, compared to income tax expense of $1.7 million for the year ended December 31, 2020. Included in the 2020 period amount was a $934,000 increase in our deferred tax valuation allowance. As of December 31, 2021, the deferred tax asset valuation allowance was $934,000, reducing our net deferred tax asset to $3.8 million at that date.
Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available positive and negative evidence, if it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income, including available tax strategies, of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law.
Due to recent changes in market conditions and current events related to
COVID-19,
the board and management continue to assess our deferred tax assets including forecasted future projected income and future reversals of existing temporary differences. As such, there may be additional deferred tax asset impairment in subsequent periods.
We had federal loss carryforwards of $9.7 million as of December 31, 2021. Of this amount, $1.8 million represents a tax loss carryforward from the 2019 tax year which has an indefinite carryforward period due to the Tax Cuts and Jobs Act of 2017. The remaining $7.9 million of losses begin to expire in 2030. We also had $416,000 of charitable contribution carryforwards at December 31, 2021 that may be applied against future taxable income and begin to expire in 2024.
We had Wisconsin loss carryforwards of $19.9 million as of December 31, 2021 which begin to expire in 2024. We also had $419,000 of Wisconsin charitable contribution carryforwards at December 31, 2021 that may be applied against future taxable income and begin to expire in 2024.
As a result of our reorganization and conversion from the
two-tier
mutual holding company structure to a fully converted stock holding company and contemporaneous stock offering, the Company incurred an “ownership change” under Section 382 of the Internal Revenue Code (“Section 382”) for both federal and Wisconsin state tax purposes. In general, if a company incurs an ownership change under Section 382, the company’s ability to utilize its net operating loss carryforward to offset its taxable income becomes limited to a certain amount per year. This limitation is generally computed by multiplying the fair market value of the company immediately before the ownership change by an IRS published rate equal to the long-term tax-exempt
rate for the month in which the ownership change occurs. If we are unable to offset our taxable income to the maximum permitted amount, we may incur additional income tax liability, which would adversely affect our results of operations. At this time, we do not expect the Section 382 change in ownership to have a material impact on the results of operations.
Under the Tax Cuts and Jobs Act of 2017, for federal losses originating in tax years after January 1, 2018, we are allowed an indefinite carryforward period limited to 80% of each subsequent year’s net income. The CARES Act temporarily repealed this 80% limitation for the calendar year ended December 31, 2020.
Wisconsin law generally allows financial institutions to carry forward a Wisconsin net operating loss to the succeeding 20 taxable years.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit realization of the existing deferred tax assets. Such objective historical evidence limits the ability to consider projections for future growth as subjective evidence.
On the basis of this evaluation, as of December 31, 2021 and 2020, a valuation allowance of $934,000 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present and additional weight is given to subjective evidence such as our projections for growth.
We believe that it is more likely than not that the benefit from certain federal charitable contribution carryforwards, state net operating loss carryforwards, and state charitable contribution carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $934,000 on the deferred tax assets related to these carryforwards in 2021 and 2020.
Average Balances and Yields
. The following tables sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent
yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances.
Non-accrual
loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	2021			2020
	Outstanding Average Balance	Interest and Dividends	Average Yield/ Cost	Outstanding Average Balance	Interest and Dividends	Average Yield/ Cost

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$332,031	$12,594	3.79%	$324,858	$13,959	4.30%
Securities available-for-sale	83,044	1,399	1.68%	63,885	1,349	2.11%
Other interest-earning assets	85,815	245	0.28%	56,405	187	0.33%

Total interest-earning assets	500,890	14,238	2.84%	445,148	15,495	3.48%

Non-interest-earning assets	33,274			33,750

Total assets	$534,164			$478,898

Interest-earning liabilities:
Negotiable order of withdrawal accounts	$34,207	$36	0.10%	$27,702	$46	0.17%
Money market accounts	97,079	261	0.27%	77,313	448	0.58%
Savings accounts	64,934	35	0.05%	53,658	58	0.11%
Certificates of deposit	81,532	452	0.55%	107,250	1,768	1.65%

Total interest-bearing deposits	277,752	784	0.28%	265,923	2,320	0.87%
FHLB advances	61,424	752	1.22%	58,920	721	1.22%
Other interest-bearing liabilities	8,573	—	—%	8,396	—	—%

Total interest-bearing liabilities	347,749	1,536	0.44%	333,239	3,041	0.91%

Non-interest-bearing deposits	124,179			81,672
Other non-interest-bearing liabilities	6,096			4,300

Total liabilities	478,024			419,211
Total stockholders’ equity	56,140			59,687

Total liabilities and stockholders’ equity	$534,164			$478,898

Net interest income		$12,702			$12,454

Net interest-earning assets	$153,141			$111,909

Interest rate spread (2)			2.40%			2.57%
Net interest margin (3)			2.54%			2.80%
Average interest-earning assets to average interest-bearing liabilities	144.04%			133.58%

(1)	Includes loan fees of $750,000 for 2021 and $894,000 for 2020.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in average rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior period average rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume. There were no out-of-period
items or adjustments included within the following table.

	Years Ended December 31, 2021 vs. 2020
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$317	(1,682)	(1,365)
Securities available-for-sale	153	(103)	50
Other interest-earning assets	79	(21)	58

Total interest-earning assets	549	(1,806)	(1,257)

Interest-bearing liabilities:
Negotiable order of withdrawal accounts	(18)	28	10
Money market accounts	(170)	357	187
Savings accounts	(17)	40	23
Certificates of deposit	350	966	1,316

Total interest-bearing deposits	145	1,391	1,536
Borrowings	(31)		(31)
Other	—	—	—

Total interest-bearing liabilities	114	1,391	1,505

Change in net interest income	$663	(415)	248

Management of Market Risk
General.
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

Our board of directors is responsible for the review and oversight of our executive management team and other essential operational staff which are responsible for our asset/liability analysis. These officers act as an Asset/Liability Committee and are charged with developing and implementing an asset/liability management plan. The committee meets at least quarterly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.
We do not engage in material hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage-backed securities.
The table below sets forth, as of December 31, 2021, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level

	(Dollars in thousands)
+400	$13,619	12.8%
+300	13,248	9.8%
+200	12,874	6.7%
+100	12,473	3.3%
Level	12,070	—
-100	11,518	(4.6)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.
Economic Value of Equity.
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
The table below sets forth, as of December 31, 2021, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates (1)	Estimated EVE (2)	Amount	Percent

	(Dollars in thousands)
400	$73,314	$(4,183)	(5.4)%
300	74,541	(2,956)	(3.8)%
200	76,561	(936)	(1.2)%
100	77,779	282	0.4%
—	77,497	—	—
(100)	72,219	(5,278)	(6.8)%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at December 31, 2021, in the event of a 100 basis point decrease in interest rates, we would have experienced a 6.8% decrease in our EVE. In the event of a 200 basis point increase in interest rates at December 31, 2021, we would have experienced a 1.2% decrease in our EVE.
Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in EVE requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the EVE table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the EVE table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on EVE and will differ from actual results.
EVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2021, we had $55.4 million outstanding in advances from the Federal Home Loan Bank of Chicago. At December 31, 2021, we had $90.9 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at December 31, 2021, we had a $15.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2021. We also had a $8.1 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $13.7 million at December 31, 2021. We had not drawn on the Federal Reserve line as of December 31, 2021.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was approximately $2.4 million and $1.2 million for the years ended December 31, 2021 and December 31, 2020, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of investment securities, offset by principal collections on loans, and the sale of securities and proceeds from maturing securities and pay downs on securities, was $50.3 million for the year ended December 31, 2021. This increase in net cash used in investment activities was primarily due to purchases of available for sale securities of $68.7 million offset by proceeds from the sale and maturity of securities of $13.4 million and net decrease in loan originations of $5.3 million. Net cash used in investing activities was $6.4 million for the year ended December 31, 2020, primarily due to purchases of available for sale securities of $59.9 million and net loan originations of $18.9 million offset by proceeds from the sale and maturity of securities of $74.7 million. Net cash provided by financing activities was $22.2 million for the year ended December 31, 2021, consisting primarily of increases of $4.7 million in deposits and $35.4 million in gross proceeds from the July 2021 stock offering, offset by $13.0 million in principal payments on FHLB advances. Net cash provided by financing activities was $86.0 million for the year ended December 31, 2020, consisting primarily of increases of $35.3 million in deposits, and $52.0 million of proceeds from the issuance of FHLB advances.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our current strategy to increase core deposits and the continued use of Federal Home Loan Bank of Chicago advances as well as brokered certificates of deposit as needed, we believe we will have the capacity to fund loan growth as well as maintain a strong liquidity position.

At December 31, 2021, PyraMax Bank exceeded all regulatory capital requirements with total risk-based capital of $68.0 million, or 20.2% of adjusted total assets, which is above the well-capitalized required level of $33.6 million, or 10%; and tier 1 capital of $65.2 million, or 19.4% of risk-weighted assets, which is above the well-capitalized required level of $26.9 million, or 8%. There are no conditions or events since December 31, 2021 that management believes have changed our regulatory capital classification of well-capitalized.
Off-Balance
Sheet Arrangements and Contractual Obligations
Commitments.
As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet
risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. For additional information, see Note 11 of the notes to the financial statements.
Contractual Obligations.
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment, agreements with respect to borrowings and deposits, and agreements with respect to securities.
Recent Accounting Pronouncements
For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements.
Impact of Inflation and Changing Prices
The financial statements and related data presented herein have been prepared in accordance with U.S. GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
For information regarding market risk, see “Item 7. Management’s Discussion and Analysis.”
ITEM 8. Financial Statements and Supplementary Data
The Company’s Consolidated Financial Statements are presented in this Annual Report on Form
10-K
beginning at page
F-1.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule
13a-15(e)
promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2021. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
(b) The Bank’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act
Rule 13a-15(f).
Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Bank conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Bank’s system on internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2021.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in the Company’s internal control over financial reporting (as defined in Rules
13a-15(f)
and
15-d15(f)
under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code is available on the Company’s website at
www.pyramaxbank.com
under “Investor Relations – Governance Documents.”
Further information required under this Item 10 will be included in an amendment to this Annual Report on Form
10-K.
ITEM 11. Executive Compensation
The information required under this Item 11 will be included in an amendment to this Annual Report on Form
10-K.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Securities Authorized for Issuance under Stock-Based Compensation Plans
Set forth below is information as of December 31, 2021 regarding the Company’s equity compensation plan that has been approved by shareholders. The Company has no equity-based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

	Number of shares to be issued upon exercise of outstanding options and rights	Weighted average option exercise price	Number of securities remaining available for issuance under plan
2020 Equity Incentive Plan	386,008	$6.13	26,326

(1)
Consists of 309,148 shares reserved for grants of stock options and 103,186 shares reserved for grants of restricted stock. On December 31, 2021, 290,193 options were outstanding with a weighted average exercise price of $6.13 of which 52,677 were exercisable as of that date. On December 31, 2021, 95,815 restricted stock awards were nonvested with a weighted average grant date fair value of $6.23.

(b)	Security Ownership of Certain Beneficial Owners
The information required under this Item 12(b) will be included in an amendment to this Annual Report on Form
10-K.

(c)	Security Ownership of Management
The information required under this Item 12(c) will be included in an amendment to this Annual Report on Form
10-K.

(d)	Changes in Control
Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. Certain Relationships and Related Transactions and Director Independence
The information required under this Item 13 will be included in an amendment to this Annual Report on Form
10-K.
ITEM 14. Principal Accountant Fees and Services
The information required under this Item 14 will be included in an amendment to this Annual Report on Form
10-K.
PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

	(A)	Report of Independent Registered Public Accounting Firm

	(B)	Consolidated Balance Sheets as of December 31, 2021 and 2020

	(C)	Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020

	(D)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021 and 2020

	(E)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021 and 2020

	(F)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020

	(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules
All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

(a)(3)	Exhibits

	3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

	3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

	4.1	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

	4.2	Description of the Company’s Securities

10.1
Amended and Restated Employment Agreement among PyraMax Bank, the Company and Richard Hurd (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (file no. 001-40609), filed on January 4, 2022)

	10.2	Employment Agreement between PyraMax Bank and David Ball (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (file no. 333-254135), initially filed on March 11, 2021.)

	10.3	Employment Agreement between PyraMax Bank and Monica Baker (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

10.4
Employment Agreement between PyraMax Bank and Thomas K. Peterson (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

10.5
Form of Employment Agreement among PyraMax Bank, the Company and Steven T. Klitzing (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-40609), filed on September 21, 2021)

10.6
Form of Employment Agreement among PyraMax Bank, the Company and Daniel Kempel (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File no. 001-40609), filed on October 13, 2021)

	10.7	Non-Qualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

10.8
1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (file No. 333-254135), initially filed on March 11, 2021.)

	21	Subsidiaries

	23	Consent of Wipfli LLP (U.S. PCAOB Auditor Firm ID 344)

	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished, not filed
ITEM 16. Form
10-K
Summary
None.

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: March 28, 2022	By:	/s/ Richard B. Hurd
Richard B. Hurd Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Hurd Richard B. Hurd	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2022

/s/ David R. Ball David R. Ball	President, Chief Operating Officer and Director	March 28, 2022

/s/ Steven T. Klitzing Steven T. Klitzing	Principal Financial Officer (Principal Financial and Accounting Officer)	March 28, 2022

/s/ Darrell Francis	Chairman of the Board	March 28, 2022
Darrell Francis

/s/ Monica Baker	Senior Vice President and Director	March 28, 2022
Monica Baker

/s/ Joseph Murphy	Director	March 28, 2022
Joseph Murphy

/s/ James Spiegelberg	Director	March 28, 2022
James Spiegelberg

/s/ John Talsky	Director	March 28, 2022
John Talsky

/s/ Gary Zenobi	Director	March 28, 2022
Gary Zenobi

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of 1895 Bancorp of Wisconsin, Inc. Greenfield, Wisconsin
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of 1895 Bancorp of Wisconsin, Inc. and Subsidiary (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows, for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Wipfli LLP
Wipfli LLP
We have served as the Company’s auditor since 2011.
Eau Claire, Wisconsin
March 28, 2022

F-1

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Cash and due from banks	$65,300	$87,977
Fed funds sold	1,503	4,549

Cash and cash equivalents	66,803	92,526
Marketable equity securities, stated at fair value	3,544	2,992
Available for sale securities, stated at fair value	112,440	58,703
Loans held for sale	1,183	2,484
Loans, net	323,789	329,073
Premises and equipment, net	5,864	6,275
Mortgage servicing rights, net	2,036	1,806
Federal Home Loan Bank (FHLB) stock, at cost	3,032	3,032
Accrued interest receivable	948	912
Cash value of life insurance	13,892	13,485
Other assets	6,108	5,469

TOTAL ASSETS	$539,639	$516,757

Liabilities and Stockholders’ Equity
Deposits	$384,501	$379,848
Advance payments by borrowers for taxes and insurance	1,860	2,737
FHLB advances	55,442	68,398
Accrued interest payable	109	183
Other liabilities	6,834	5,583

TOTAL LIABILITIES	448,746	456,749

Common stock (par value $0.01 per share)	64	49
Authorized - 90,000,000 shares at December 31, 2021 and December 31, 2020
Issued - 6,402,571 at December 31, 2021 and 4,961,626 at December 31, 2020 (includes 97,128 and 84,949 unvested shares, respectively) (1)
Outstanding - 6,372,508 at December 31, 2021 and 4,834,401 at December 31, 2020 (includes 97,128 and 84,949 unvested shares, respectively) (1)
Preferred stock, $0.01 par value, 10,000,000 shares authorized at December 31, 2021 and December 31, 2020	—	—
Additional Paid in Capital	52,805	20,134
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 377,077 and 161,486 shares at December 31, 2021 and December 31, 2020, respectively (1)	(3,432)	(1,615)
Less treasury stock at cost, 30,063 at December 31, 2021 and 127,225 at December 31, 2020 (1)	(301)	(1,228)
Retained earnings	41,615	41,530
Accumulated other comprehensive income, net of income taxes	142	1,138

Total stockholders’ equity	90,893	60,008

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$539,639	$516,757

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1).
See accompanying notes to the consolidated financial statements.

F-
2

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share per share data)

	Years ended December 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$12,594	$13,959
Securities, taxable	1,399	1,349
Other	245	187

Total interest and dividend income	14,238	15,495

Interest expense:
Interest-bearing deposits	784	2,320
Borrowed funds	752	721

Total interest expense	1,536	3,041

Net interest income	12,702	12,454
Provision for loan losses	30	500

Net interest income after provision for loan losses	12,672	11,954

Noninterest income:
Service charges and other fees	964	814
Loan servicing, net	1,157	546
Net gain on sale of loans	1,503	3,499
Net gain on sale of securities	12	1,023
Increase in cash surrender value of insurance	407	400
Unrealized gain on marketable equity securities	222	568
Other	5	(72)

Total noninterest income	4,270	6,778

Noninterest expense:
Salaries and employee benefits	10,425	9,674
Foreclosed assets, net	—	(6)
Advertising and promotions	111	110
Data processing	801	761
Occupancy and equipment	1,410	1,361
FDIC assessment	163	112
Other	4,011	3,667

Total noninterest expense	16,921	15,679

Income before income taxes	21	3,053

Income (benefit) tax expense	(64)	1,736

Net income	$85	$1,317

Earnings per share:
Basic (1)	$0.01	$0.28
Diluted (1)	$0.01	$0.28
Average common shares outstanding:
Basic (1)	5,987,164	4,642,171
Diluted (1)	6,190,409	4,685,208

(1)
Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163)
(See Note 1). Refer to Note 18 Earnings Per Share for retroactive recognition given to the exchange ratio applied in the Conversion for the year ended December 31, 2020.

See accompanying notes to the consolidated financial statements.

F-
3

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years ended December 31,
	2021	2020
Net income	$85	$1,317
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period	(1,352)	2,435
Reclassification adjustment for gains realized in net income	(12)	(1,023)

Other comprehensive (loss) income before tax effect	(1,364)	1,412
Tax effect of other comprehensive (loss) income items	(368)	381

Other comprehensive (loss) income, net of tax	(996)	1,031

Comprehensive (loss) income	$(911)	$2,348

See accompanying notes to the consolidated financial statements.

F-
4

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid In Capital	Treasury Stock	Unallocated Common Stock ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2019	$49	$19,981	$—	$(1,685)	$40,213	$107	$58,665
Net income	—	—	—	—	1,317	—	1,317
Other comprehensive income	—	—	—	—	—	1,031	1,031
Common stock reclassified to treasury stock	—	—	(175)	—	—	—	(175)
Repurchase of common stock	—	—	(1,053)	—	—	—	(1,053)
ESOP shares committed to be released (7,021 shares) (1)	—	(3)	—	70	—	—	67
Stock compensation expense	—	156	—	—	—	—	156

Balance, December 31, 2020	$49	$20,134	$(1,228)	$(1,615)	$41,530	$1,138	$60,008
Net income	—	—	—	—	85	—	85
Other comprehensive loss	—	—	—	—	—	(996)	(996)
Purchase of treasury stock by Rabbi Trust	—	—	(136)	—	—	—	(136)
Sales of treasury stock by Rabbi Trust	—	—	10	—	—	—	10
Repurchase of common stock	—	(15)	—	—	—	—	(15)
Gross proceeds from stock offering	15	35,403	—	—	—	—	35,418
Contribution from 1895 Bancorp of Wisconsin, MHC	—	100	—	—	—	—	100
Stock offering costs	—	(1,988)	—	—	—	—	(1,988)
Retirement of treasury shares from stock offering	—	(1,053)	1,053	—	—	—	—
Purchase of ESOP shares	—	—	—	(2,041)	—	—	(2,041)
ESOP shares committed to be released (22,401 shares)	—	22	—	224	—	—	246
Retirement of common stock	—	(69)	—	—	—	—	(69)
Stock options exercised	—	30	—	—	—	—	30
Stock compensation expense	—	241	—	—	—	—	241

Balance, December 31, 2021	$64	$52,805	$(301)	$(3,432)	$41,615	$142	$90,893

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1).
See accompanying notes to the consolidated financial statements.

F-
5

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$85	$1,317
Adjustments to reconcile net income to net cash from operating activities:
Net amortization of investment securities	221	232
Depreciation	654	661
Provision for loan losses	30	500
Net loss on disposal of premises and equipment	—	33
Net change in fair value of marketable equity securities	(222)	(568)
Net gain on sale of available for sale securities	(12)	(1,023)
Stock compensation expense	241	156
Adjustment to mortgage servicing rights valuation	(369)	369
(Benefit from) provision for deferred income tax	(64)	1,650
Originations of mortgage loans held for sale	(121,562)	(195,425)
Proceeds from sales of mortgage loans held for sale	124,366	197,125
Net gain on sale of mortgage loans held for sale	(1,503)	(3,499)
ESOP compensation	246	67
Net change in cash value of life insurance	(407)	(400)
Changes in operating assets and liabilities:
Net change in mortgage servicing rights	139	(3)
Change in accrued interest receivable and other assets	(243)	(248)
Change in accrued interest payable and other liabilities	1,108	322

Net cash provided by operating activities	2,708	1,266

Cash flows from investing activities
Proceeds from sales of available for sale securities	1,018	19,515
Maturities, prepayments and calls of available for sale securities	12,442	55,217
Purchase of available for sale securities	(68,770)	(59,857)
Net change in marketable equity securities	(330)	(46)
Net decrease (increase) in loans	5,254	(18,899)
Net capital expenditures for premises and equipment	(243)	(288)
Net increase in Federal Home Loan Bank stock	—	(2,119)
Cash received in MHC merger	100	—

Net cash used in investing activities	(50,529)	(6,477)

Cash flows from financing activities
Net increase in deposits	4,653	35,252
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(877)	1,056
Proceeds from the issuance of Federal Home Loan Bank advances	—	52,000
Gross proceeds from stock offering	35,418	—
Stock offering costs	(1,988)	—
Purchase of ESOP shares	(2,041)	—
Purchases of common stock	(151)	(1,053)
Sale of treasury stock by Rabbi Trust	10	—
Principal payments on Federal Home Loan Bank advances	(12,956)	(1,225)
Stock options exercised	30	—

Net cash provided by financing activities	22,098	86,030

Net (decrease) increase in cash and cash equivalents	(25,723)	80,819
Cash and cash equivalents at beginning of year	92,526	11,707

Cash and cash equivalents at end of year	$66,803	$92,526

Supplemental cash flow information:
Cash paid during the year for interest	$1,610	$3,242
Cash received during the year for income taxes	$(196)	$(5)
Noncash activities:
Retirement of common stock	$69	$—
Loans transferred to loans held for sale	—	124
Issuance of treasury stock – stock compensation plans	15	—
1895 Bancorp of Wisconsin, Inc. common stock held by PyraMax Bank reclassified to treasury stock	—	175
Retirement of treasury stock	1,053	—
See accompanying notes to the consolidated financial statements.

F-
6

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)
NOTE 1 — Summary of Significant Accounting Policies
Organization
1895 Bancorp of Wisconsin, Inc., a Maryland corporation (the “Company”, “New 1895 Bancorp”) was formed to serve as the stock holding company for PyraMax Bank, FSB (the “Bank”) as part of the mutual-to-stock
conversion of 1895 Bancorp of Wisconsin, MHC. Upon completion of the conversion, which occurred on July 14, 2021, 1895 Bancorp of Wisconsin, MHC and 1895 Bancorp of Wisconsin, a federal corporation (“Old 1895 Bancorp”) ceased to exist and New 1895 Bancorp became the successor corporation to Old 1895 Bancorp. The conversion was accomplished by the merger of 1895 Bancorp of Wisconsin, MHC with and into Old 1895 Bancorp followed by the merger of Old 1895 Bancorp with and into New 1895 Bancorp. The shares of New 1895 Bancorp common stock that were offered for sale in connection with the conversion represented the majority ownership interest in Old 1895 Bancorp owned by 1895 Bancorp of Wisconsin, MHC. On July 14, 2021, public stockholders of Old 1895 Bancorp received 1.3163 shares of common stock of New 1895 Bancorp in exchange for each of their shares of Old 1895 Bancorp. The shares of Old 1895 Bancorp common stock owned by 1895 Bancorp of Wisconsin, MHC were canceled at that time. The conversion and offering were completed on July 14, 2021, and New 1895 Bancorp was organized as a fully public stock holding company, with 100% of the common stock being held by the public. The audited consolidated financial statements and other financial information contained in these consolidated financial statements are for New 1895 Bancorp.
The cost of the reorganization and the issuing of the common stock totaling $2.0 million
were deferred and deducted from the sales proceeds of the offering.
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
as a global pandemic, which continues to spread throughout the United States and around the world. The declaration of a global pandemic indicates that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The outbreak of
COVID-19
could continue to adversely impact a broad range of industries in which the Company’s customers operate and impair their ability to fulfill their financial obligations to the Company. On March 3, 2020, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points to 1.00%. This rate was further reduced to a target range of 0% to 0.25% on March 16, 2020. These reductions in interest rates and other effects of the
COVID-19
outbreak may continue to adversely affect the Company’s financial condition and results of operations. As a result of the spread of the
COVID-19
coronavirus, economic uncertainties have arisen which may negatively impact our business, financial condition, results of operations and cash flows.
Jumpstart Our Business Startups Act
The Jumpstart Our Business Startups Act (the JOBS Act), which was signed into law on April 5, 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” The Company qualifies as an “emerging growth company” and believes that it will continue to qualify as an “emerging growth company” until five years from the completion of the stock offering.
As an “emerging growth company,” the Company has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, the financial statements may not be comparable to the financial statements of companies that comply with such new or revised accounting standards.
Use of Estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, mortgage servicing rights, the fair values of financial instruments, and the valuation of deferred income tax assets.
Revenue Recognition
Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (Topic 606), established principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

F-
7

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

The majority of the Company’s revenue-generating transactions are not subject to Topic 606, including all interest and dividend income generated from financial instruments. Certain noninterest income items, including loan servicing income, gain on sales of loans, gain on sales of securities, and other noninterest income have been evaluated to not fall within the scope of Topic 606. Elements of noninterest income that are within Topic 606 are as follows:
Fee income on deposit accounts
– Revenue from fees charged on deposit accounts is earned through deposit-related services; as well as account maintenance and management, overdraft, non-sufficient
funds and other deposit-related fees. Revenue is recognized either over time, corresponding with the deposit accounts’ monthly cycle, or at a point in time when transactional based fees and services occur. The review of service charges assessed on deposit accounts included the amount of variable consideration that is a part of the monthly charges.
Sale of foreclosed assets
– Revenue from the sale of foreclosed assets is recognized at a point in time when control of the promised asset transfers to the buyer. The Company uses the following indicators to determine when control of a promised asset has been transferred: the seller has a present right to payment for the asset; the buyer has legal title of the asset; the seller has transferred physical possession of the asset; the buyer has the significant risks and rewards of ownership of the asset; or the buyer has accepted the asset.
Merchant card arrangement fees
– Customers use a Bank-issued debit or credit card to purchase goods and services, and the Company earns interchange fees on these transactions, typically a percentage of the sale amount of the transaction. The Company records the amount due when it receives the settlement from the payment network. Payments from the payment network are received and recorded into income on a daily basis. There are no contingent debit or credit card interchange fees recorded by the Company that could be subject to a clawback in future periods.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, interest-bearing and non-interest-bearing
accounts in other financial institutions, and federal funds sold, all of which have original maturities of three months or less.
Marketable Equity Securities
The Company holds marketable equity securities, which have a readily determinable fair value, and consist of mutual fund investments and common equity. These securities are recorded at fair value with unrealized gains and losses, due to change in fair value, reflected in noninterest income. Gains and losses on the sale of marketable equity securities are recorded on the trade date and determined using the specific-identification method. The portion of unrealized gains for the period related to marketable equity securities still held as of December 31, 2021 and 2020 was $222 and $568, respectively.
Available for Sale Securities
Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital requirements, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method. Interest and dividends on available securities are recognized as income when earned. Amortization of premiums and accretion of discounts for noncallable securities are recognized in interest income using the interest method over the estimated lives of the securities. The estimated lives of callable securities are calculated using the first call date.
Declines in fair value of securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient enough to allow for any anticipated recovery in fair value.

F-
8

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Loans Held for Sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loan sold.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for deferred loan fees and costs, charge-offs, and an allowance for loan losses. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.
The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to make payments as they become due. When loans are placed on non-accrual
status or charged off, all unpaid accrued interest is reversed against interest income. The interest on these loans is subsequently accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Loan Losses
The allowance for loan losses is maintained at the level considered adequate by management to provide for losses that are probable as of the balance sheet date. The allowance for loan losses is established through a provision for loan losses charged to expense as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. In determining the adequacy of the allowance balance, the Company makes evaluations of the loan portfolio and related off-balance
sheet commitments, considers current economic conditions and historical loss experience, and reviews specific problem loans and other factors.
When establishing the allowance for loan losses, management categorizes loans into risk categories generally based on the nature of the collateral and the basis of repayment. These risk categories and their relevant risk characteristics are as follows:
Commercial real estate
: These loans are dependent on the industries tied to these loans. Commercial real estate loans are secured primarily by office and industrial buildings, warehouses, small retail shopping facilities, and various special-purpose properties, including hotels and restaurants. Financial information is obtained from borrowers and/or the individual project to evaluate cash flow sufficiency to service debt and is periodically updated during the life of the loan. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market, such as geographic location and/or property type,
Land development:
These loans are secured by vacant land and/or property that are in the process of improvement, including (a) land development preparatory to erecting vertical improvements or (b) the on-site
construction of industrial, commercial, residential, or farm buildings. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that necessary approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs.
Commercial Other:
This loan category is comprised of commercial and industrial loans. Commercial and industrial loans are extended primarily to small and middle market customers. Such credits typically comprise working capital loans, asset acquisition loans, and loans for other business purposes. Loans to closely held businesses are generally guaranteed in full by the owners of the business. Commercial and industrial loans are made based primarily on the historical and projected cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of the borrowers, however, may not behave as forecasted and collateral securing loans may fluctuate in value due to economic or individual performance factors. Minimum standards and underwriting guidelines have been established for commercial and industrial loans.
Residential real estate:
These loans are generally to individuals and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations, the underlying collateral, and the loan to collateral value. Underwriting standards for residential real estate owner-occupied loans are heavily influenced by statutory requirements, which include, but are not limited to, loan-to-value
and affordability ratios, risk-based pricing strategies, and documentation requirements.

F-
9

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Consumer:
These loans may take the form of installment loans, demand loans, or single payment loans, and are extended to individuals for household, family, and other personal expenditures. These loans generally include direct consumer automobile loans and credit card loans. Also included in this category are junior liens on
1-4
family residential properties. These loans are generally smaller in size and are underwritten by evaluating the credit history of the borrower, the ability of the borrower to meet the debt service requirements of the loan and total debt obligations.
Management regularly evaluates the allowance for loan losses using the Company’s past loan loss experience, known and inherent risks in the loan portfolio, composition of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, current economic conditions, and other relevant factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.
A loan is impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management determines whether a loan is impaired on a case-by-case
basis, taking into consideration the payment status, collateral value, length and reason of any payment delays, the borrower’s prior payment record, and any other relevant factors. Large groups of smaller-balance homogeneous loans, such as residential mortgage and consumer loans, are collectively evaluated in the allowance for loan losses analysis and are not subject to impairment analysis unless such loans have been subject to a restructuring agreement. Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.
In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require the Company to make additions to the allowance for loan losses based on their judgments of collectability based on information available to them at the time of their examination.
Troubled Debt Restructurings
Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and the Company grants a “concession” to the borrower that they would not otherwise consider. These concessions include a modification of terms such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than a current market rate for a new loan with similar risk, or some combination thereof to facilitate repayment. Troubled debt restructurings are considered impaired loans.
Premises and Equipment
Depreciable assets are stated at cost less accumulated depreciation. Provisions for depreciation are computed on straight-line method over the estimated useful lives of the assets.
Mortgage Servicing Rights
The Company sells residential mortgage loans in the secondary market and, on a selective basis, retains the right to service the loans sold. Upon sale, a mortgage servicing rights asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. Mortgage servicing rights, when purchased, are initially recorded at fair value. Mortgage servicing rights are amortized over the period of estimated net servicing income, and assessed for impairment at each reporting date. Mortgage servicing rights are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and are included in other assets, net in the consolidated balance sheets. To the extent that the Company sells mortgage servicing rights, a gain is recognized for the amount of which sale proceeds exceed the remaining unamortized cost of the servicing rights that were sold. Recognized gains on sale of mortgage servicing rights are included in other noninterest income in the consolidated statements of operations.
The fair value of mortgage servicing rights is estimated using a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as costs to service, a discount rate, the custodial earnings rate, ancillary income, default rates and losses, and prepayment speeds. The fair value of mortgage servicing rights may change because of changes in the discount rates, prepayment expectations, default rates, and other factors. Mortgage servicing rights are amortized into income in proportion to and over the period of the estimated future net servicing income of the underlying loans.
Mortgage servicing rights are evaluated for impairment at each reporting date and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation includes stratifying the mortgage servicing rights by predominant characteristics such as interest rates and terms and estimating fair value of each stratum. Impairment is recognized through a valuation allowance for an individual stratum to the extent that fair value is less than the carrying amount for the stratum.

F-
10

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Federal Home Loan Bank Stock
The Company’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at cost. The Company is required to hold the stock as a member of the FHLB, and transfer of the stock is substantially restricted. The stock is pledged as collateral for outstanding FHLB advances. The stock is evaluated for impairment on an annual basis.
Foreclosed Assets
Assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net foreclosed asset expense. There were no foreclosed assets as of December 31, 2021 and 2020, respectively. There were approximately $52 and $56 of residential real estate loans in process of foreclosure at December 31, 2021 and 2020, respectively.
Cash value of life insurance
The Company purchased bank owned life insurance on the lives of certain employees. The Company is the beneficiary of the life insurance policies. The cash surrender value of life insurance is reported at the amount that would be received in cash if the policies were surrendered. Increases in the cash value of the policies and proceeds of death benefits received are recorded in noninterest income. The increase in cash value of life insurance is not subject to income taxes, as long as the Company has the intent and ability to hold the policies until the death benefits are received.
Income Taxes
Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax asset will not be realized. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax liabilities and assets. These judgments require us to make projections of future taxable income including consideration of applicable tax planning strategies. The judgments and estimates we make in determining our deferred tax assets, which are inherently subjective, weigh all positive and negative evidence and are reviewed on a regular basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to increase the valuation allowance against our deferred tax assets.
As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the allowances for loan losses, deferred compensation, and mortgage servicing rights. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
The tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.
The Company’s policy is to recognize interest and penalties related to income tax issues as components of income tax expense. During the periods shown, the Company did not recognize any interest or penalties related to income tax expense in its statements of operations.
Employee Benefit Plans
The Company has employee benefit plans for qualified employees. The Company’s policy is to fund contributions as accrued.
Off-Balance
Sheet Financial Instruments
In the ordinary course of business, the Company has entered into off-balance-sheet
financial instruments including commitments to extend credit, unfunded commitments under lines of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

F-1
1

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 1 — Summary of Significant Accounting Policies – (continued)

Transfers of Financial Assets
Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Rate Lock Commitments
The Company enters into commitments to originate loans, whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates.
Advertising
Advertising costs are expensed as incurred.
Other Comprehensive (Loss) Income
Other comprehensive (loss) income is shown on the statements of comprehensive (loss) income. The Company’s accumulated other comprehensive (loss) income is composed of the unrealized gain (loss) on securities available for sale, net of tax and is shown on the statements of changes in stockholders’ equity. Reclassification adjustments out of other comprehensive (loss) income for gains realized on sales of securities available for sale comprise the entire balance of “net gain on sale of securities” on the statements of operations. As part of this reclassification, income tax expense of approximately
$3 and $276 was recognized for the years ended December 31, 2021 and 2020, respectively, in “income (benefit) tax expense” on the statements of operations.
Reclassifications
Certain reclassifications have been made to the 2020 consolidated financial statements to conform to the 2021 classifications.
Subsequent events
Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2021, but prior to the release of these consolidated financial statements. Based on the results of this review, no other subsequent event disclosures or financial statement impacts to these consolidated financial statements are required.
Recent Accounting Pronouncements
The following Accounting Standards Updates (ASU) have been issued by the Financial Accounting Standards Board (FASB) and may impact the Company’s consolidated financial statements in future reporting periods.
ASU
2016-13,
Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)
. ASU
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
ASU
2016-02,
Leases (Topic 842)
. This ASU affects any entity that enters into a lease, and is intended to increase the transparency and comparability of financial reporting. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset will represent the right to use the underlying asset for the lease term, and the lease liability will represent the discounted value of the required lease payments to the lessor. The ASU will also require entities to disclose key information about leasing arrangements. ASU
2016-02
is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. On November 15, 2019, the FASB issued ASU
2019-10,
Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. On June 3, 2020, the FASB issued ASU
2020-05,
Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, updating the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASC 842 on January 1, 2022. The cumulative effect did not have a material impact on the Company’s statements of operations. Where the Company is a lessee, the Company recorded an initial increase in assets and liabilities of $507 to reflect the right of use asset and the lease liability.

F-1
2

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 1 —   Summary of Significant Accounting Policies – (continued)

ASU
2020-04,
Facilitation of the Effects of Reference Rate Reform on Financial Reporting
. This ASU provides temporary optional expedients and exceptions to GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative rates, such as SOFR. For instance, entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. An entity that makes this election would not have to remeasure the contracts at the modification date or reassess a previous accounting determination. Entities can also elect various optional expedients that would allow them to continue applying hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. ASU
2020-04
is effective March 12, 2020, through December 31, 2022. The adoption of this guidance resulted in the application of certain practical expedients, which did not have a material effect on the Company’s consolidated financial statements.
NOTE 2 —   Cash and Due from Banks
Under Regulation D, savings institutions are generally required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based upon a percentage of deposits. Effective March 12, 2021, the Federal Reserve Board reduced reserve requirement ratios to zero percent, eliminating the requirement to maintain reserve balances in cash or on deposit with the Federal Reserve Bank. This reduction in reserve requirement ratios does not have a defined timeframe and may be revised by the Federal Reserve Board in the future.
In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250. Management believes these financial institutions have strong credit ratings and that the credit risk related to these deposits is minimal.
NOTE 3—   Available for Sale Securities
Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$19,501	$8	$(25)	$19,484
Obligations of states and political subdivisions	20,758	207	(205)	20,760
Government-sponsored mortgage-backed securities	64,049	563	(463)	64,149
Asset-backed securities	6,479	45	(1)	6,523
Certificates of deposit	1,459	65	—	1,524

Total	$112,246	$888	$(694)	$112,440

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2020	Cost	Gains	Losses	Fair Value
Obligations of states and political subdivisions	$11,570	$244	$(11)	$11,803
Government-sponsored mortgage-backed securities	36,886	1,165	(12)	38,039
Asset-backed securities	7,231	57	(7)	7,281
Certificates of deposit	1,458	122	—	1,580

Total	$57,145	$1,588	$(30)	$58,703

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.
The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government enterprises: Fannie Mae, Freddie Mac or Ginnie Mae. Available for sale securities with a carrying value of $1.8 million and $2.0 million were pledged as collateral to secure customer deposit accounts at December 31, 2021 and December 31, 2020, respectively.

F-1
3

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 3 — Available for Sale Securities – (continued)

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury notes	$12,971	$(25)	$—	$—	$12,971	$(25)
Obligations of states and political subdivisions	5,414	(82)	4,105	(123)	9,519	(205)
Government-sponsored mortgage-backed securities	39,392	(463)	—	—	39,392	(463)
Asset-backed securities	808	(1)	—	—	808	(1)

Total	$58,585	$(571)	$4,105	$(123)	$62,690	$(694)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Loss	Value	Loss	Value	Loss
Obligations of states and political subdivisions	$4,235	$(11)	$—	$—	$4,235	$(11)
Government-sponsored mortgage-backed securities	4,984	(12)	—	—	4,984	(12)
Asset-backed securities	—	—	638	(7)	638	(7)

Total	$9,219	$(23)	$638	$(7)	$9,857	$(30)

At December 31, 2021, the Company had 24 debt securities with unrealized losses with aggregate depreciation of 1.1% from the Company’s amortized cost basis. At December 31, 2020, the Company had 5 debt securities with unrealized losses with aggregate depreciation of 0.3% from the Company’s amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not caused by changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

F-1
4

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 3 — Available for Sale Securities – (continued)

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	December 31, 2021
	Amortized	Fair
	Cost	Value
Debt and other securities:
Due in one year or less	$1,505	$1,512
Due after one through 5 years	13,901	13,982
Due after 5 through 10 years	14,812	14,822
Due after 10 years	11,500	11,452

Total debt and other securities	41,718	41,768
Mortgage-related securities	64,049	64,149
Asset-backed securities	6,479	6,523

Total	$112,246	$112,440

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for each of the periods listed below:

	Years ended December 31,
	2021	2020
Proceeds from sales of securities available-for-sale	$1,018	$19,515
Gross realized gains	12	1,023
Gross realized losses	—	—

F-1
5

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 4 — Loans

Major classifications of loans are as follows:

	As of December 31,
	2021	2020
Commercial:
Real estate	$185,223	$189,291
Land development	1,400	1,492
Other	38,160	46,184
Residential real estate:
First mortgage	80,661	68,968
Construction	3,388	2,954
Consumer:
Home equity and lines of credit	17,032	22,348
Other	128	361

Subtotal	325,992	331,598
Net deferred loan costs	655	178
Allowance for loan losses	(2,858)	(2,703)

Loans, net	$323,789	$329,073

Deposit accounts in an overdrawn position and reclassified as loans totaled $106 and $141 at December 31, 2021 and 2020, respectively.
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans. The Company actively participated in assisting our customers with applications for resources through the program until its closing on August 8, 2020. PPP loans originated by the Company have: (a) an interest rate of 1.0%, (b)
two-year
and five-year loan terms to maturity; and (c) principal and interest payments deferred for ten months after the end date of the borrowers forgiveness period. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. As part of the first round of this program, at December 31, 2021, we had funded 246 PPP loans totaling $30.3 million, of which all but $1 had been forgiven as of December 31, 2021.
On December 27, 2020, the Relief Act became law and provided an additional $284 billion for the PPP, as well as extending the PPP through March 31, 2021. Among the changes to the PPP as a result of the Relief Act include: (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25% of gross receipts in any quarter during 2020 compared to the corresponding quarter in 2019 (or demonstrating a loss of 25% of gross receipts for the calendar year 2020 compared to calendar year 2019); (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year
period prior to the date on which the loan is made or calendar year 2019, limited to a maximum loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances, supplier costs and a broader category of operational expenses (including cloud computing services and other business software) as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that Economic Injury Disaster Loan (“EIDL”)
a
dvances will reduce the borrower’s PPP loan forgiveness amount. Additionally, expenses paid with the proceeds of PPP loans that are forgiven (or are reasonably expected to be forgiven) are now tax-deductible,
reversing previous guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds which were forgiven (or reasonably expected to be forgiven). As of December 31, 2021, we had funded 143 second round PPP loans totaling $10.5 million, of which $5.1 million had been forgiven as of December 31, 2021.

F-1
6

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 4 — Loans – (continued)

The Company provides several types of loans to its customers, including commercial, residential, construction and consumer loans. Significant loan concentrations are considered to exist when there are amounts loaned to one borrower, or to multiple borrowers engaged in similar activities, that would cause them to be similarly impacted by economic or other conditions. While credit risks tend to be geographically concentrated in the Company’s metropolitan Milwaukee market area, and while a significant portion of the Company’s loan portfolio is secured by commercial and residential real estate, there are no significant concentrations whose primary sources of repayment are reliant upon an individual or group of related borrowers.
During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As December 31, 2021 and December 31, 2020, respectively, the Company had transferred $32.1 million and $29.6 million in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Company.
A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

December 31, 2021	Commercial	Residential	Consumer	Total
Allowance for loan losses
Beginning balance	$1,609	$745	$349	$2,703
Provision (credit) for loan losses	30	—	—	30
Loans charged-off	—	—	(19)	(19)
Recoveries	18	—	126	144

Ending balance	$1,657	$745	$456	$2,858

December 31, 2020	Commercial	Residential	Consumer	Total
Allowance for loan losses
Beginning balance	$1,235	$573	$192	$2,000
Provision (credit) for loan losses	360	100	40	500
Loans charged-off	—	(60)	(8)	(68)
Recoveries	14	132	125	271

Ending balance	$1,609	$745	$349	$2,703

F-1
7

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 4 — Loans – (continued)

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

December 31, 2021	Commercial	Residential	Consumer	Total
Loans:
Individually evaluated for impairment	$4,833	$1,357	$37	$6,227
Collectively evaluated for impairment	219,950	82,692	17,123	319,765

Total loans	$224,783	$84,049	$17,160	$325,992

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,657	745	456	2,858

Total allowance for loan losses	$1,657	$745	$456	$2,858

December 31, 2020	Commercial	Residential	Consumer	Total
Loans:
Individually evaluated for impairment	$10,573	$411	$21	$11,005
Collectively evaluated for impairment	226,394	71,511	22,688	320,593

Total loans	$236,967	$71,922	$22,709	$331,598

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,609	745	349	2,703

Total allowance for loan losses	$1,609	$745	$349	$2,703

F-1
8

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 4 —   Loans – (continued)

Information regarding impaired loans follows:

	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
December 31, 2021
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	—	—

Impaired loans with no reserve:
Commercial:
Real estate	$4,088	$4,089	NA	$5,615	$213
Land development	—	—	NA	734	33
Other	745	796	NA	1,478	35
Residential real estate:
First mortgages	1,357	1,572	NA	914	34
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	37	41	NA	17	22
Other	—	—	NA	—	—

Total impaired loans with no reserve	6,227	6,498	NA	8,758	337

Total impaired loans	$6,227	$6,498	$—	$8,758	$337

9

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 4 — Loans – (continued)

Information regarding impaired loans follows:

	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
December 31, 2020
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	36	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	4	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	40	—

Impaired loans with no reserve:
Commercial:
Real estate	$6,277	$6,277	NA	$6,268	$332
Land development	1,492	1,492	NA	503	40
Other	2,804	2,804	NA	2,301	138
Residential real estate:
First mortgages	411	495	NA	568	261
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	21	51	NA	24	3
Other	—	—	NA	—	—

Total impaired loans with no reserve	11,005	11,119	NA	9,664	774

Total impaired loans	$11,005	$11,119	$—	$9,704	$774

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.
There were no additional funds committed to impaired loans as of December 31, 2021 and 2020, respectively.

F-
20

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 4 — Loans – (continued)

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for loan losses. The credit quality indicators monitored differ depending on the class of loan.
“Pass” ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.
“Watch / Special mention” ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.
“Substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.
“Doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely.
Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

December 31, 2021	Pass	Watch and Special Mention	Substandard	Total
Commercial:
Real estate	$172,172	$8,963	$4,088	$185,223
Land development	1,400	—	—	1,400
Other	37,414	1	745	38,160

Total	$210,986	$8,964	$4,833	$224,783

December 31, 2020	Pass	Watch and Special Mention	Substandard	Total
Commercial:
Real estate	$163,961	$19,272	$6,058	$189,291
Land development	—	—	1,492	1,492
Other	37,675	5,705	2,804	46,184

Total	$201,636	$24,977	$10,354	$236,967

There were no loans rated as doubtful at December 31, 2021 and December 31, 2020.

F-2
1

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 4 — Loans – (continued)

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing according to the contractual terms of the loan. Management determines that a loan is impaired or non-performing
when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent.
Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

December 31, 2021	Performing	Non-Performing	Total
Residential real estate:
First mortgage	$79,722	$939	$80,661
Construction	3,388	—	3,388
Consumer:
Home equity and lines of credit	16,954	78	17,032
Other	128	—	128

Total	$100,192	$1,017	$101,209

December 31, 2020	Performing	Non-Performing	Total
Residential real estate:
First mortgage	$67,817	$1,151	$68,968
Construction	2,954	—	2,954
Consumer:
Home equity and lines of credit	22,212	136	22,348
Other	361	—	361

Total	$93,344	$1,287	$94,631

F-2
2

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 4 — Loans – (continued)

Loan aging and
non-accrual
information follows:

December 31, 2021	Current Loans	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Loans	Non-accrual Loans
Commercial:
Real estate	$185,223	$—	$—	$185,223	$—
Land development	1,400	—	—	1,400	—
Other	38,127	33	—	38,160	—
Residential real estate:
First mortgage	80,319	342	—	80,661	939
Construction	3,388	—	—	3,388	—
Consumer:
Home equity and lines of credit	17,032	—	—	17,032	78
Other	128	—	—	128	—

Total	$325,617	$375	$—	$325,992	$1,017

		Total non-accrual loans to total loans			0.31%
		Total non-accrual loans to total assets			0.19%

December 31, 2020	Current Loans	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Loans	Non-accrual Loans
Commercial:
Real estate	$189,050	$241	$—	$189,291	$—
Land development	1,492	—	—	1,492	—
Other	46,151	33	—	46,184	—
Residential real estate:
First mortgage	68,147	684	137	68,968	1,151
Construction	2,954	—	—	2,954	—
Consumer:
Home equity and lines of credit	22,204	121	23	22,348	136
Other	361	—	—	361	—

Total	$330,359	$1,079	$160	$331,598	$1,287

		Total non-accrual loans to total loans			0.39%
		Total non-accrual loans to total assets			0.25%
There are no loans 90 or more days past due and accruing interest as of December 31, 2021 or 2020.

F-2
3

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 4 — Loans – (continued)

Non-performing
loans are as follows:

	Years ended December 31,
	2021	2020
Nonaccrual loans, other than troubled debt restructurings	$826	$1,068
Nonaccrual loans, troubled debt restructurings	191	219

Total nonperforming loans (NPLs)	$1,017	$1,287

Troubled debt restructurings, accruing	$418	$432

There were no loans modified as troubled debt restructurings during years ended December 31, 2021 and December 31, 2020.
The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to
COVID-19
made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the
COVID-19
national emergency. The relief can only be applied to modifications for loans that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of December 31, 2021, the Company had deferrals of $383 in interest, escrow and principal payments on $11.2 million in outstanding loans.
The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. No troubled debt restructurings defaulted within twelve months of their modification date during the years ended December 31, 2021 and 2020.
NOTE 5 — Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:

	As of December 31,
	2021	2020
Land	$863	$863
Buildings	8,060	7,845
Leasehold improvements	1	209
Furniture and equipment	6,111	5,929

Totals	15,035	14,846
Less: Accumulated depreciation	9,171	8,571

Premises and equipment, net	$5,864	$6,275

Depreciation of premises and equipment totaled $654 and $661 for the years ended December 31, 2021 and 2020, respectively.

F-2
4

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 6 — Mortgage Servicing Rights
Loans serviced for others are not included in the
consolidated
balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled $332.9 million at December 31, 2021, and $345.1 million at December 31, 2020.
The following is a summary of changes in the balance of mortgage servicing rights for the periods indicated below:

	As of December 31,
	2021	2020
Mortgage servicing rights beginning balance	$1,806	$2,172
Additions	553	770
Amortization	(692)	(767)
De crease ( in crease) in valuation allowance	369	(369)

Mortgage servicing rights ending balance	$2,036	$1,806

Fair value at beginning of period	$1,806	$2,404

Fair value at end of period	$2,477	$1,806

There was no valuation allowance as of December 31, 2021. The valuation allowance as of December 31, 2020 was $369. The Company did not sell any mortgage servicing rights during the years ended December 31, 2021 and 2020.
The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds, and ancillary income and servicing costs. As of December 31, 2021, the model used discount rates ranging from 10% to 13.5% and prepayment speeds ranging from 11.3% to 37%, respectively, both of which were based on market data from independent organizations. As of December 31, 2020, the model used discount rates of 10% to 13.5% and prepayment speeds ranging from 18% to 46%.
The following table shows the estimated future amortization of mortgage servicing rights for the next five years. The projections of amortization expense are based on existing asset balances as of as of December 31, 2021. The actual amortization expense the Company recognizes in any given period may be significantly different depending on changes in interest rates, market conditions, and regulatory requirements.

Estimated future amortization as of December 31, 2021:
2022	$419
2023	282
2024	217
2025	181
2026	152
Thereafter	785

Total	$2,036

F-2
5

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 7 — Deposits
The composition of deposits is as follows:

	As of December 31,
	2021	2020
Non-interest bearing checking	$106,664	$98,970
Interest bearing checking	37,467	30,630
Money market	94,823	103,724
Statement savings	64,954	58,895
Certificates of deposit (1)	80,593	87,629

Total	$384,501	$379,848

(1)	Included in these amounts are brokered deposits of $5.5 million at December 31, 2020. There were no brokered deposits at December 31, 2021.
Certificates of deposit that met or exceeded the FDIC insurance limit of $250 totaled $10.0 million and $8.7 million at December 31, 2021 and 2020, respectively.
Interest expense on deposits is summarized as follows:

	Years ended December 31,
	2021	2020
Interest bearing checking	$36	$46
Money market	261	448
Statement savings	35	58
Certificates of deposit	452	1,768

Total	$784	$2,320

The scheduled maturities of certificates of deposit are as follows:

2022	$77,339
2023	1,351
2024	972
2025	581
2026	350

Total	$80,593

F-2
6

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 8 — FHLB Advances and Other Borrowings
A summary of Federal Home Loan Bank advances follows:

	As of December 31,
	2021		2020
	Rate	Amount	Rate	Amount
Fixed rate, COVID-19 Relief Advance, maturing May 2021	N/A	$—	0.00%	$4,000
Fixed rate, fixed term advance, maturing July 2021	N/A	—	1.41%	7,000
Fixed rate, fixed term advance, maturing February 2022	1.62%	6,500	1.62%	6,500
Fixed rate, fixed term advance, maturing February 2023	1.62%	6,500	1.62%	6,500
Putable advance, maturing October 2029 first option date Nov 2020	1.03%	10,000	1.03%	10,000
Putable advance, maturing February 2030 first option date Feb 2023	0.98%	5,000	0.98%	5,000
Putable advance, maturing March 2030 first option date March 2025	0.89%	10,000	0.89%	10,000
Advance structured note, payments due monthly, maturing February 2030	7.47%	542	7.47%	584
Advance structured note, payments due monthly, maturing April 2030	1.05%	8,405	1.05%	9,365
Advance structured note, payments due monthly, maturing May 2030	1.19%	8,495	1.19%	9,449

Total		$55,442		$68,398

A summary of the scheduled maturities and principal payments of Federal Home Loan Bank advances follows:

	December 31, 2021
	Weighted Average Rate	Amount
2022	1.54%	8,481
2023	1.54%	8,506
2024	1.28%	2,032
2025	1.30%	2,059
2026	1.31%	2,086
Thereafter	1.05%	32,278

Total		$55,442

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.
The Company maintains a master contract agreement with the FHLB, which provides for borrowing up to the lesser of 22.22 times the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as federal funds or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company had pledged qualifying real estate mortgage loans with collateral values of approximately $147.5 million at December 31, 2021, and $149.1 million at December 31, 2020. FHLB advances were also secured by $3.0 million at December 31, 2021 and $3.0 million at December 31, 2020 of FHLB stock owned by the Company. At December 31, 2021 and 2020, the Company’s available and unused portion of this borrowing agreement totaled $90.9 million and $79.6 million, respectively. Additional borrowing would require additional purchase of FHLB stock.

F-2
7

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 8 — FHLB Advances and Other Borrowings (continued)

Additionally, at December 31, 2021 we had a $15.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2021. The Company also had a $8.1 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $13.7 million at December 31, 2021. The Company had not drawn on the Federal Reserve line as of December 31, 2021.
NOTE 9 — Employee Benefit Plan
The Company sponsors a 401(k)-profit sharing plan covering substantially all employees certain age and minimum service requirements. The Company may then match a discretionary percentage of each eligible participant’s contribution. The expense charge to operations for the Company’s matching contributions were $447 and $414 for the years ended December 31, 2021 and 2020, respectively.
NOTE 10 — Income Taxes
The provision for income taxes included in the accompanying consolidated statements of operations consists of the following components:

	Years ended December 31,
	2021	2020
Current tax expense (benefit):

Federal	$—	$86
State	—	—

Total current tax expense (benefit)	—	86

Deferred tax expense:
Federal	(49)	589
State	(15)	127
Valuation allowance	—	934

Total deferred tax expense	(64)	1,650

Provision (credit) for income taxes	$(64)	$1,736

A summary of the sources of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes follows:

	Years ended December 31,
	2021		2020
	Amount	% of Pretax Income	Amount	% of Pretax Income
Reconciliation of statutory to effective rates:
Federal income taxes at statutory rate	$5	21.00%	$641	21.00%
Adjustments for:
Increase in cash value of life insurance	(85)	(357.00%)	(84)	(2.75%)
Change in valuation allowance	—	0.00%	934	30.60%
Other, net	16	67.20%	245	8.03%

Total income tax expense (benefit)	$(64)	(268.80%)	$1,736	56.88%

F-2
8

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 10 — Income Taxes (continued)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	As of December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$780	$735
Deferred compensation	1,070	859
Accrued employee benefits	102	122
NOL and charitable contribution carryforwards	3,442	3,492
Premises and equipment	40	6
ESOP release of shares	32	17
Other	82	57

Total deferred tax assets	$5,548	$5,288

Deferred tax liabilities:
Loan fees	$179	$48
Unrealized gain on available for sale securities	52	420
Mortgage servicing rights	556	491
FHLB stock dividends	26	26

Total deferred tax liabilities	$813	$985

Net deferred tax asset/liability	4,735	4,303
Valuation allowance	(934)	(934)

Net deferred tax asset	$3,801	$3,369

Income (benefit) tax expense was ($64) for the year ended December 31, 2021 and $1.7 million for the year ended December 31, 2020. As of December 31, 2021 and December 31, 2020, the Company had a deferred tax asset valuation allowance of $934, reducing our net deferred tax assets to $3.8 million and $3.4 million, at each respective date.
Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available positive and negative evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. Realization of the deferred tax asset is dependent on whether there will be sufficient future taxable income, including available tax strategies of the appropriate character in the period during which deductible temporary differences reverse or within the carryforward periods available under tax law.
The Company has federal loss carryforwards of approximately $9.7 million as of December 31, 2021. Of this amount, $1.8 million represents a tax loss carryforward from the 2019 tax year has an indefinite carryforward period due to the Tax Cuts and Jobs Act of 2017. The remaining $7.9 million of losses begin to expire in 2030. The Company also has $416 of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2024.
The Company had an ownership change during 2021 which resulted in an annual limitation on the future utilization of both Federal and Wisconsin net operating loss (NOL) carryforwards.
The Company has state net operating loss carryforwards totaling approximately $19.9 million that may be applied against future state taxable income and begin to expire in 2024 as of December 31, 2021. The Company also has $419 of charitable contribution carryforwards that may be applied against future taxable income which begin to expire in 2024.
With few exceptions, the Company is generally no longer subject to examinations by taxing authorities for years before 2018 for federal tax examinations and 2017 for state tax examinations.

9

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 11 — Commitments and Contingencies
Legal Matters
In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements. No legal proceedings existed at December 31, 2021 that would have a material adverse effect on the Company’s consolidated financial statements.
Credit Commitments and Contingencies
The Company is party to financial instruments with
off-balance-sheet
risk in the normal course of business to meet the financing needs of its customers. These instruments include commitments to extend credit and commitments to sell loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.
The Company’s exposure to credit loss is represented by the contractual, or notional, amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-
sheet instruments. Since some of the commitments are expected to expire without being drawn upon, and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements of the Company.
The contract amounts of credit-related financial instruments at December 31, 2021 and 2020 are summarized below:

	December 31, 2021
	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$21,586	$56,921	$78,507
Standby letters of credit	—	175	175
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,214	—	1,214
Commitments to sell loans	5,410	—	5,410
Overdraft protection program commitments	3,993	—	3,993

	December 31, 2020
	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$12,084	$41,778	$53,862
Standby letters of credit	23	2,150	2,173
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,087	—	1,087
Commitments to sell loans	53,847	—	53,847
Overdraft protection program commitments	4,104	—	4,104
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
Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party. Generally, all standby letters of credit have expiration dates within one year. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting these commitments. Standby letters of credit are not reflected in the consolidated financial statements, since recording the fair value of these guarantees would not have a significant impact on the consolidated financial statements.

F-
30

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 11 — Commitments and Contingencies – (continued)

The Company participates in the FHLB Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $2.2 million of commitments to deliver loans through the Program as of December 31, 2021. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of December 31, 2021, and 2020, the Company had no liability outstanding.
Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.
Lease Commitments
At December 31, 2021, the Company was obligated under noncancelable operating leases for office space or other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $83 and $93 for the years ended December 31, 2021 and 2020, respectively.
Rent commitments before considering renewal options that generally are present, were as follows at December 31, 2021:

2022	$85
2023	87
2024	15
Thereafter	—

Total	$187

NOTE 12 — Concentration of Credit Risk
Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents, investments, and loans. The Company’s cash and cash equivalents are held in demand accounts with various institutions. The Company’s investments are held in a variety of interest-bearing investments including U.S. Treasury notes, obligations from states and political subdivisions, government sponsored agencies and certificates of deposit. Such certificates of deposits are generally within insured limits. The Company has not experienced any historical losses on its investments of cash and cash equivalents. Practically all of the Company’s loans and commitments have been granted to customers in the Company’s market area. Although the Company has a diversified loan portfolio, the ability of their debtors to honor their contracts is dependent on the economic conditions of the counties surrounding the Company. The concentration of credit by type of loan is set forth in Note 4.

F-3
1

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 13 — Employee Stock Ownership Plan
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
As part of the
mutual-to-stock
conversion and stock offering completed on July 14, 2021, the ESOP refinanced the aforementioned loan with New 1895 Bancorp, enabling the ESOP to purchase an aggregate of 283,360 additional shares of common stock. As of December 31, 2021, the ESOP had purchased 186,914 of the additional shares at an average price of $10.87.
Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $246 and $67 in compensation expense for the years ended December 31, 2021 and December 31, 2020, respectively.
The following table provides the allocated and unallocated shares of common stock associated with the ESOP as of December 31, 2021 and 2020.

	2021 (1)	2020
Shares committed to be released	22,401	7,021
Total allocated shares	15,239	7,021
Total unallocated shares	377,077	161,486

Total ESOP shares	414,717	175,528

Fair value of unallocated shares (based on $10.99 and $9.96 share price as of December 31, 2021 and December 31, 2020, respectively)	$4,144	$1,608

(1)	Share amounts reflected in the table are adjusted for the 1.3163 to 1 common share conversion ratio as part of the conversion and offering.

F-3
2

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 14 — Related-Party Transactions
A summary of loans to directors, executive officers, and their affiliates follows:

	Years ended December 31,
	2021	2020
Beginning balance	$1,034	$1,172
Adjustments due to changes in directors, executive officers, and/or principal stockholders	202	—
New loans	53	512
Repayments	(357)	(650)

Ending balance	$932	$1,034

Deposits from directors, executive officers, and their affiliates totaled $1.1 million and $940 at December 31, 2021 and 2020, respectively.
The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms were $31 and $30 during the years ended December 31, 2021 and 2020, respectively.
NOTE 15 — Fair Value
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

F-3
3

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 15 — Fair Value – (continued)

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under accounting principles generally accepted in the United States. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.
Following is a description of the Company’s valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.
Securities
– Marketable equity securities and securities
available-for-sale
may be classified as Level 1 or Level 2 measurements within the fair value hierarchy. Level 1 securities include equity securities traded on a national exchange. The fair value measurements of Level 1 securities are based on the quoted market price of those securities. Level 2 securities include U.S. Treasury notes, U.S. government and agency securities, obligations of states and political subdivisions, corporate debt securities and mortgage-related securities. The fair value measurements of Level 2 securities are obtained from independent pricing services and are based on recent sales of similar securities and other observable market data.
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
Rate lock commitments—
Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements for fixed-rate commitments and also considers the difference between current levels of interest rates and the committed rates. While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of operations, within mortgage banking income.
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

F-3
4

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 15 — Fair Value – (continued)

Assets measured at fair value on a recurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value:

		Recurring Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3
Marketable equity securities	$3,544	$3,544	$—	$—
Securities available-for-sale:
U.S. Treasury notes	19,484	—	19,484	—
Obligations of states and political subdivisions	20,760	—	20,760	—
Government-sponsored mortgage-backed securities	64,149	—	64,149	—
Asset-backed securities	6,523	—	6,523	—
Certificates of deposit	1,524	—	1,524	—

Total	$115,984	$3,544	$112,440	$—

		Recurring Fair Value Measurements Using
	December 31, 2020	Level 1	Level 2	Level 3
Marketable equity securities	$2,992	$2,992	$—	$—
Securities available-for-sale:
U.S. Treasury notes	—	—	—	—
Obligations of states and political subdivisions	11,803	—	11,803	—
Government-sponsored mortgage-backed securities	38,039	—	38,039	—
Asset-backed securities	7,281	—	7,281	—
Certificates of deposit	1,580	—	1,580	—

Total	$61,695	$2,992	$58,703	$—

Impaired loans are measured at fair value on a
non-recurring
basis. There were no loans that were considered impaired with a specific valuation allowance as of December 31, 2021 and December 31, 2020.
Mortgage servicing rights are measured at fair value on a
non-recurring
basis. There was no impairment on mortgage servicing rights as of December 31, 2021. At December 31, 2020, mortgage servicing rights with a carrying value of $2.2 million were considered impaired and written down to their estimated fair value of $1.8 million. As a result, the Company recognized a specific valuation allowance against mortgage servicing rights of $369.
For Level 3 assets measured at fair value on a nonrecurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

	Fair Value at			Significant Unobservable Input Value
	December 31, 2021	Valuation Technique	Significant Unobservable Input(s)	Minimum Value	Maximum Value
Rate lock commitments	30	Pricing model	Pull through rate	75.0%	100.0%
Mortgage servicing rights	2,477	Pricing models	Prepayment rate	11.3%	37.0%
			Discount rate	10.0%	13.5%
			Cost to service	$83.00	$85.00

F-3
5

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 15 — Fair Value – (continued)

The Company estimates fair value of all financial instruments regardless of whether such instruments are measured at fair value. The following methods and assumptions were used by the Company to estimate fair value of financial instruments not previously discussed.
Cash and cash equivalents

—

Fair value approximates the carrying value.
Loans held for sale

—

Fair value is based on commitments on hand from investors or prevailing market prices.
Loans

—

Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of impaired and other non-performing
loans is estimated using discounted expected future cash flows or the fair value of the underlying collateral, if applicable.
FHLB stock
 — Fair value is the redeemable (carrying) value based on the redemption provisions of the Federal Home Loan Bank.
Accrued interest receivable and payable
 — Fair value approximates the carrying value.
Cash value of life insurance
 — Fair value is based on reported values of the assets.
Deposits and advance payments by borrowers for taxes and insurance
 — Fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, including advance payments by borrowers for taxes and insurance, by definition, is the amount payable on demand on the reporting date. Fair value of fixed rate time deposits is estimated using discounted cash flows applying interest rates currently being offered on similar time deposits.
FHLB Advances
 — Fair value of fixed rate, fixed term borrowings is estimated by discounting future cash flows using the current rates at which similar borrowings would be made. Fair value of borrowings with variable rates or maturing within 90 days approximates the carrying value of those borrowings.

F-
36

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 15 — Fair Value – (continued)

The carrying value and estimated fair value of financial instruments follow:

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$66,803	$66,803	$—	$—
Available for sale securities	112,440	—	112,440	—
Marketable equity securities	3,544	3,544	—	—
Loans held for sale	1,183	—	1,183	—
Loans	323,789	—	—	323,182
Rate lock commitments	30	—	—	30
Accrued interest receivable	948	948	—	—
Federal Home Loan Bank Stock	3,032	—	—	3,032
Cash value of life insurance	13,892	—	—	13,892
Financial liabilities:
Deposits	384,501	303,908	—	80,473
Advance payments by borrowers for taxes and insurance	1,860	1,860	—	—
Federal Home Loan Bank advances	55,442	—	—	55,981
Accrued interest payable	109	109	—	—

	December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$92,526	$92,526	$—	$—
Available for sale securities	58,703	—	58,703	—
Marketable equity securities	2,992	2,992	—	—
Loans held for sale	2,484	—	2,484	—
Loans	329,073	—	—	332,882
Rate lock commitments	354	—	—	354
Accrued interest receivable	912	912	—	—
Federal Home Loan Bank Stock	3,032	—	—	3,032
Cash value of life insurance	13,485	—	—	13,485
Financial liabilities:
Deposits	379,848	292,219	—	87,884
Advance payments by borrowers for taxes and insurance	2,737	2,737	—	—
Federal Home Loan Bank advances	68,398	—	—	70,561
Accrued interest payable	183	183	—	—
Limitations

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

F-
37

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 15 — Fair Value – (continued)

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters that could affect the estimates. Fair value estimates are based on existing on-
and
off-balance-sheet
financial instruments without attempting to estimate the value of anticipated future business. Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts, nor is it recorded as an intangible asset on the balance sheets. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
NOTE 16 — Equity and Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet
items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of December 31, 2021, that the Bank met all applicable capital adequacy requirements.
As of December 31, 2021, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since December 31, 2021 that management believes have changed the category.
The Bank’s actual capital amounts and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
PyraMax Bank
Leverage (Tier 1)	$65,179	11.9%	$21,838	4.0%	$27,298	5.0%
Risk-based:
Common Equity Tier 1	65,179	19.4%	15,124	4.5%	21,846	6.5%
Tier 1	65,179	19.4%	20,166	6.0%	26,888	8.0%
Total	68,037	20.2%	26,888	8.0%	33,610	10.0%
December 31, 2020
PyraMax Bank
Leverage (Tier 1)	$49,534	9.8%	$20,195	4.0%	$25,243	5.0%
Risk-based:
Common Equity Tier 1	49,534	15.1%	14,725	4.5%	21,269	6.5%
Tier 1	49,534	15.1%	19,633	6.0%	26,177	8.0%
Total	52,237	16.0%	26,177	8.0%	32,722	10.0%

F-
3
8

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 17 — Deferred Compensation

The Company has obligations to certain retired and active employees and directors under deferred compensation plans. A liability is recorded for the value of the deferred compensation obligations amounting to $
3.9
 million and $
3.2
 million at December
31
,
2021
and
2020
, respectively. The Company holds marketable equity securities consisting of mutual fund investments and common stock deferred under the plans, which are held in a Rabbi Trust. The Company may sell these securities on a periodic basis in order to pay retirement benefits to plan retirees. There are no gain or losses realized from the sales of marketable equity securities. Benefits paid total $
36
and $
56
for the years ended December
31
,
2021
and
2020
, respectively. The amount charged to operations related to administrative fees for deferred compensation plans was $
15
and $
11
for the years ended December
31
,
2021
and
2020
, respectively.
The Company has entered into various salary continuation agreements with former key officers. The agreements provide for the payment of specified amounts upon each employee’s retirement or death. The liability outstanding under the agreements was $231 and $299 at December 31, 2021 and 2020, respectively. The amount charged to operations was $16 and $20 for the years ended December 31, 2021 and 2020, respectively.
NOTE 18 — Earnings Per Share (EPS)
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations.
Earnings per common share for the years ended December 31, 2021 and 2020 is presented in the following table.

	Years ended December 31,
	2021 (1)	2020 (2)	2020 (1) (Unaudited)
	(dollars in thousands, except per share amounts)
Net income	$85	$1,317	$1,317
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	6,248,678	4,807,158	6,327,662
Less: Weighted average unallocated ESOP shares	261,514	164,987	217,172

Weighted average shares outstanding for basic EPS	5,987,164	4,642,171	6,110,490
Additional dilutive shares	203,245	43,037	56,649

Weighted average shares outstanding for dilutive EPS	6,190,409	4,685,208	6,167,139

Basic income per share	$0.01	$0.28	$0.22

Diluted income per share	$0.01	$0.28	$0.21

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1).
(2)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1).
NOTE 19 – Stock Based Compensation
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

9

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 19 – Stock Based Compensation (continued)

Accounting for Stock-Based Compensation Plan
The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model. The fair value of restricted shares is equal to the quoted NASDAQ market closing price on the date of grant. The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense is included in salaries and employee benefits in the consolidated statements of operations.
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2021 and December 31, 2020:

	2021	2020
Dividend yield	0.00%	0.00%
Risk-free interest rate	0.96%	0.45%
Expected volatility	24.64%	24.00%
Weighted average expected life	6.5	6.5
Weighted average per share value of options	$2.10	$1.98
Based on the assumptions above, the estimated weighted average grant-date fair value of options granted was $78 during the year ended December 31, 2021.
A summary of the Company’s stock option activity for the years ended December 31, 2021 and 2020 is presented below.

Stock Options	Shares (1)	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding and exercisable December 31, 2019	—	$—	—	—
Granted	287,097	5.99	—	1,138,663
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding December 31, 2020	287,097	5.99	9.30	1,138,663

Options exercisable at December 31, 2020	—	$—	—	—

Granted (2)	37,316	7.76	—	120,526
Exercised	(4,738)	6.27	—	23,274
Forfeited	(18,955)	6.27	—	91,574

Outstanding December 31, 2021	300,720	6.19	8.40	1,443,067

Options exercisable at December 31, 2021	52,677	$5.97	8.30	264,489

(1)	Share amounts reflected in the tables are adjusted for the 1.3163 to 1 common share conversion ratio as part of the conversion and offering.
(2)	Includes 10,527 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.

F-
40

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 19 – Stock Based Compensation (continued)

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2021 and 2020:

Stock Options	Shares (1)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	—	$—
Granted	287,097	1.98
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2020	287,097	$1.98

Nonvested at December 31, 2020	287,097	$1.98
Granted (2)	37,316	2.10
Vested	(57,415)	1.50
Forfeited	(18,955)	1.61

Nonvested at December 31, 2021	248,043	$1.58

(1)	Share amounts reflected in the tables are adjusted for the 1.3163 to 1 common share conversion ratio as part of the conversion and offering.
(2)	Includes 10,527 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.
The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $95 and $61 in stock option expense during the years ended December 31, 2021 and December 31, 2020, respectively.
At December 31, 2021, the Company had $323 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 3.5 years.

1

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021 and 2020
(In thousands)

NOTE 19 – Stock Based Compensation (continued)

The following table summarizes information about the Company’s restricted stock activity for the years ended December 31, 2021 and 2020:

Restricted Stock	Shares (1)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	—	$—
Granted	111,802	5.98
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2020	111,802	$5.98

Nonvested at December 31, 2020	111,802	$5.98
Granted (2)	15,052	7.76
Vested (3)	(22,355)	5.98
Forfeited	(7,371)	6.06
Nonvested at December 31, 2021	97,128	$6.25

(1)	Share amounts reflected in the tables are adjusted for the 1.3163 to 1 common share conversion ratio as part of the conversion and offering.
(2)	Includes 1,313 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.
(3)	Includes 6,305 shares surrendered by employees to cover payroll tax costs related to the vested shares.
The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $146 and $95 in restricted stock expense during the years ended December 31, 2021 and December 31, 2020, respectively. At December 31, 2021, the Company had $500 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.5 years.

F-4
2