Form 10-K/A
period 2021-12-31
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2022-04-29
CIK 1847360

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
AMENDMENT NO. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission file
number:001-40609

1895 BANCORP OF WISCONSIN, INC.
(Exact name of registrant as specified in its charter)

Maryland	61-1993378
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

7001 West Edgerton Avenue Greenfield, Wisconsin	53220
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(414)421-8200
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
during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in
Rule12b-2of
the Act).    YES  ☐    NO  ☒
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant (as of December 31, 2021, taking into account our conversion and stock offering in July 2021), computed by reference to the last sale price on June 30, 2021, as reported by the NASDAQ Capital Market, was approximately $86.4 million.
As of March 31, 2022, there were 6,401,261 issued shares and 6,371,198 outstanding shares of the Registrant’s Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE:
None.

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form
10-K
(this “Amendment”) amends the Annual Report on Form
10-K
for the fiscal year ended December 31, 2021 originally filed with the Securities and Exchange Commission on March 29, 2022 (the “Original Filing”) by 1895 Bancorp of Wisconsin, Inc., a Maryland corporation (“1895 Bancorp” or the “Company”). 1895 Bancorp is filing this Amendment to present the information required by Part III of Form
10-K
as the Company will not file its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2021.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
1895 Bancorp was formed to serve as the stock holding company for PyraMax Bank, FSB (“PyraMax Bank”) as part of the mutual-to-stock conversion of
1895 Bancorp of Wisconsin, MHC (the “MHC”). Upon completion of the conversion, which occurred on July 14, 2021, the MHC and 1895 Bancorp of Wisconsin, Inc., a federal corporation (“Old 1895 Bancorp”), ceased to exist and the Company became the successor corporation to Old 1895 Bancorp. The conversion was accomplished by the merger of the MHC with and into Old 1895 Bancorp, followed by the merger of Old 1895 Bancorp with and into the Company. On July 14, 2021, public stockholders of Old 1895 Bancorp received 1.3163 shares of the Company’s common stock in exchange for each of their shares of Old 1895 Bancorp. Prior to the completion of the conversion on July 14, 2021, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the information contained in this Amendment relate to the MHC, Old 1895 Bancorp and PyraMax Bank for any period prior to July 14, 2021, and relate to the Company and PyraMax Bank for periods after July 14, 2021.
PART III
ITEM

10. Directors, Executive Officers and Corporate Governance
Our Board of Directors is comprised of eight members. Our Bylaws provide that directors are divided into three classes as nearly equal in number as possible, with one class of directors elected annually. Three directors will be nominated for election at the Company’s 2022 annual meeting of stockholders to serve for a three-year period and until their respective successors shall have been elected and qualified.
The following sets forth certain information regarding the current members of our Board of Directors and executive officers who are not directors. Age information is as of December 31, 2021, and term as a director includes service with PyraMax Bank.
With respect to directors and nominees, the biographies contain information regarding the person’s business experience and the experiences, qualifications, attributes or skills that caused the Board of Directors to determine that the person should serve as a director. Each director of 1895 Bancorp of Wisconsin, Inc. is also a director of PyraMax Bank.
Directors
The following directors of 1895 Bancorp of Wisconsin, Inc. have terms ending in 2022:
Monica Baker
 was appointed Senior Vice President-Chief Brand Officer in January 2014. Ms. Baker joined PyraMax Bank in 1993 as the Vice President of Marketing/Human Resources/Savings. In 2000, she was promoted to Senior Vice President of Marketing/Human Resources and in 2010 she was promoted to Senior Vice President of Marketing/Human Resources/Retail Lending. Ms. Baker has been on the Board of Directors since 2006. Prior to being employed with PyraMax Bank Ms. Baker was the Human Resources Officer at Maritime Savings Bank. She brings with her over 34 years of banking experience, focused on retail banking, retail lending, human resources and marketing. Ms. Baker holds her Master of Business Administration Degree from the University of Wisconsin-Milwaukee and undergraduate with a double major in Human Resources and Marketing from the University of Wisconsin-Milwaukee. Ms. Baker’s extensive experience in retail banking, retail lending, human resources and marketing are valuable to our Board of Directors in assessing the performance of PyraMax Bank. Age 53.

James Spiegelberg
 was appointed to PyraMax Bank’s Board of Directors in 2006. He owns Spiegelberg Financial Services, a full-service tax, accounting and financial services firm. Mr. Spiegelberg has over 27 years of accounting experience. Mr. Spiegelberg was Vice President of Finance, TransWorld Express Airlines from 1987 to 1989 and Vice President of Finance & Administration, JBL Professional from 1989 to 1993. Prior to that, he was Director of Accounting, Jet America Airlines from 1985 to 1987. Mr. Spiegelberg began his professional experience with Touche Ross as an auditor from 1981 to 1983. After successfully passing the CPA exam, he accepted a position in Internal Audit with Rexnord Corporation from 1983 to 1985. In 2001, Mr. Spiegelberg became an Investment Advisor Representative and also holds health and life insurance licenses, which adds valuable knowledge and experience to our Board of Directors. His work experience qualifies him to be a member of the Audit Committee as an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission. Age 63.
The following directors of 1895 Bancorp of Wisconsin, Inc. have terms ending in 2023:
Darrell Francis
 has served on the Board of Directors of PyraMax Bank since June 1986. He was appointed Chairman of the Board in July 2007. He owns and operates a private dental practice in Wisconsin and has performed general dentistry since 1976. Dr. Francis has been a member of the South Milwaukee Police and Fire Commission for over 25 years. He is the former President of the South Milwaukee Lion’s Club and was previously on the Board of Directors of Southshore-YMCA. Mr. Francis has extensive knowledge of local markets and the communities served by PyraMax Bank. Age 69.
Richard Hurd
 was appointed President and Chief Executive Officer of PyraMax Bank in 2007 and currently serves as Chief Executive Officer of PyraMax Bank and 1895 Bancorp of Wisconsin, Inc. Previously, Mr. Hurd was the Chief Operating Officer from 2004 to 2007. Mr. Hurd has been a board member since 2004. He joined PyraMax Bank in 2001. Prior to joining PyraMax Bank Mr. Hurd had 30 years of banking experience at First Wisconsin National Bank, Marine Bank and Bank One Corporation. Mr. Hurd’s banking experience and knowledge of financial markets enhance the breadth of experience of our Board of Directors. Age 69.
John Talsky
 was appointed to the Board of Directors in 2001. Mr. Talsky is an attorney who has owned a law firm specializing in estate planning and related services since 1973. Mr. Talsky is the Village of Greendale Board of Zoning Appeals Member, Chairman (1990 to present). Mr. Talsky’s broad legal experience enables him to bring a unique perspective to the Board of Directors. Age 72.
The following directors of 1895 Bancorp of Wisconsin, Inc. have terms ending in 2024:
David Ball
 joined 1895 Bancorp of Wisconsin, Inc. and PyraMax Bank in February 2021 as a Director, President and Chief Operating Officer. In this role he oversees the daily operations of PyraMax Bank, design and implement business strategies and set comprehensive goals for profitability and growth. Prior to being employed by PyraMax Bank, Mr. Ball was most recently the Managing Director of Correspondent Banking at BMO Harris from 2004 until February 2021. Mr. Ball has over 30 years of banking experience, with a depth of expertise in finance, commercial lending and management. Age 53.
Joseph Murphy
 has served on the Board of Directors of PyraMax Bank since December 2005. He was City Attorney for the City of South Milwaukee from 1982 to 2016. Mr. Murphy was a principal shareholder in Murphy & Leonard, LLP (formerly Murphy & Brennan), a Milwaukee law firm concentrating in commercial litigation, municipal law, real estate, estate planning and family law from 1981 to 2016. Mr. Murphy was an Assistant District Attorney in Milwaukee County from 1977 to 1981. Mr. Murphy retired in 2017. Mr. Murphy’s extensive and varied background as an attorney and in real estate are valuable to our Board of Directors. Age 74.
Gary Zenobi
 was appointed to the Board of Directors in 1992. Mr. Zenobi is a retired certified public accountant who owned his own certified public accounting firm, GAZ LLC, from 2010 to 2015. He was a partner in the accounting firm of Bartlett & Zenobi, SC. from 1994 to 2010. Prior to that, Mr. Zenobi owned his own firm Gary A. Zenobi, S.C. from 1988 to 1994. Mr. Zenobi also worked at the CPA firms Jannsen & Co. SC from 1977 to 1987 and Bersch and Co. SC from 1973 to 1976. He was the Comptroller of American Medical Services, Inc. from 1970 to 1973 and began his career working for Touche Ross from 1967 to 1970. Mr. Zenobi is a certified public accountant and his diverse background and broad experience in public accounting enhances our Board of Director’s oversight of financial reporting. His work experience qualifies him to be a member of the Audit Committee as an “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission. Age 76.
Executive Officers Who are Not Directors
Steven Klitzing
was appointed to the role of Senior Vice President, Chief Financial Officer and Treasurer of 1895 Bancorp of Wisconsin, Inc. and PyraMax Bank by the Board of Directors in October 2021. Mr. Klitzing has nearly 35 years of experience in the banking and financial services industry, with the vast majority of his career focused on community banking in Wisconsin and Illinois. Prior to joining

PyraMax Bank, Mr. Klitzing was the Senior Vice President of Risk Management Solutions at Bankers’ Bank in Madison, Wisconsin. Mr. Klitzing also served as Regional Vice President of Advia Credit Union upon their acquisition of People’s Bank, Elkhorn, Wisconsin, in 2017, where he had served as Chief Financial Officer for the previous 10 years. Prior to joining People’s Bank, Mr. Klitzing was with CIB Marine Bancshares for over 20 years holding various senior and executive level positions, ending as Executive VP, Chief Financial Officer and Treasurer. Mr. Klitzing holds a Bachelor of Science in Finance from the University of Illinois. Age 58.
Daniel K. Kempel
was appointed to the role of Senior Vice President and Chief Credit Officer of PyraMax Bank by the Board of Directors in October 2021. He is responsible for the overall management of PyraMax Bank’s Credit Administration Department, including loan underwriting, loan review, lending support, loan policies, procedures and processes to ensure the overall quality of PyraMax Bank’s loan portfolio. Prior to being appointed to Senior Vice President and Chief Credit Officer, Mr. Kempel served as Senior Vice President, Manager Credit Administration. He joined PyraMax Bank in June 2016 as Senior Credit Analyst. Mr. Kempel has over 18 years of commercial lending and credit administration experience. Prior to working at PyraMax Bank, he was Lead Portfolio Manager at Associated Bank in their middle market group in Milwaukee. Age 41.
Thomas K. Peterson
 joined PyraMax Bank as Senior Vice President, Chief Lending Officer in January 2017. Prior to being employed by PyraMax Bank, Mr. Peterson was the Commercial Business Segment Leader for the Milwaukee-Madison Markets for Associated Bank from 2014 to 2017, and was the Commercial Business Team Leader for the Milwaukee Unit from 2010 to 2014. Mr. Peterson has over 36 years of banking experience, including various commercial banking roles at Ozaukee Bank, BMO Harris and Associated Bank. Age 65.
Board Leadership Structure and Risk Oversight
Our Board of Directors is chaired by Darrell Francis, who is an independent director. Having an independent chair ensures a greater role for the independent directors in the oversight of 1895 Bancorp of Wisconsin, Inc. and PyraMax Bank and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board.
To further assure effective independent oversight, the Board of Directors has adopted a number of governance practices, including:

•	a majority of the Board of Directors is comprised of independent directors;

•	periodic meetings of the independent directors; and

•	annual performance evaluations of the President and Chief Executive Officer by the independent directors.
The Board of Directors recognizes that, depending on the circumstances, other leadership models might be appropriate. Accordingly, the Board of Directors periodically reviews its leadership structure.
The Board of Directors is actively involved in oversight of risks that could affect 1895 Bancorp of Wisconsin, Inc. This oversight is conducted primarily through committees of the Board of Directors, but the full Board of Directors has retained responsibility for general oversight of risks. The Board of Directors also satisfies this responsibility through reports by the committee chair of all board committees regarding the committees’ considerations and actions, through review of minutes of committee meetings and through regular reports directly from officers responsible for oversight of particular risks within 1895 Bancorp of Wisconsin, Inc. The Board of Directors of PyraMax Bank also has additional committees that conduct risk oversight. All committees are responsible for the establishment of policies that guide management and staff in the day-to-day operation
of 1895 Bancorp of Wisconsin, Inc. and PyraMax Bank such as lending, risk management, asset/liability management, investment management and others.
Delinquent Section 16(a) Reports
Our executive officers and directors and beneficial owners of greater than 10% of the outstanding shares of common stock are required to file reports with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership of our common stock. Securities and Exchange Commission rules require disclosure if an executive officer, director or 10% beneficial owner fails to file these reports on a timely basis. Based on our review of ownership reports required to be filed during the year ended December 31, 2021, we believe that no executive officer, director or 10% beneficial owner of our shares of common stock failed to file an ownership report on a timely basis
.

Code of Ethics for Senior Officers
1895 Bancorp of Wisconsin, Inc. has adopted a Code of Ethics for Senior Officers that applies to 1895 Bancorp of Wisconsin, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics for Senior Officers is available on our website at
 www.pyramaxbank.com
. Amendments to and waivers from the Code of Ethics for Senior Officers will also be disclosed on our website.
Hedging Policy
1895 Bancorp of Wisconsin, Inc. has not adopted a policy regarding the ability of officers, directors and employees to purchase financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds) or otherwise engage in transactions, that hedge or offset, or are designed to hedge or offset, any decrease in the market value of registrant equity securities.
Meetings and Committees of the Board of Directors
We conduct business through meetings of our Board of Directors and its committees, including an Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.
In 2021, the Board of Directors of 1895 Bancorp of Wisconsin, Inc. held 14 regular meetings and five special meetings (including meetings held by the Board of Directors of Old 1895 Bancorp, our predecessor, which consisted of the same members). No member of the Board of Directors or any committee thereof attended fewer than 75% of the aggregate of: (i) the total number of meetings of the Board of Directors (held during the period for which he or she has been a director); and (ii) the total number of meetings held by all committees on which he or she served (during the periods that he or she served).
Audit Committee.
 The Audit Committee is comprised of Directors Spiegelberg (Chair), Francis and Zenobi, each of whom is “independent” in accordance with applicable Securities and Exchange Commission rules and Nasdaq listing standards. Mr. Spiegelberg serves as chair of the Audit Committee. The Board of Directors has determined that Directors Spiegelberg and Zenobi each qualify as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules.
Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at
 www.pyramaxbank.com
. As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of 1895 Bancorp of Wisconsin, Inc. and monitors adherence in accounting and financial reporting to accounting principles generally accepted in the United States of America. The Audit Committee met five times during the year ended December 31, 2021 (including meetings held by the Audit Committee of the Board of Directors of Old 1895 Bancorp, our predecessor, which consisted of the same members).
Compensation Matters.
 The Compensation Committee is comprised of Directors Talsky (Chair), Francis, Murphy, Spiegelberg and Zenobi. The Compensation Committee approves the compensation objectives for 1895 Bancorp of Wisconsin, Inc. and PyraMax Bank and establishes the compensation for the President, Chief Executive Officer and other executives. 1895 Bancorp of Wisconsin, Inc.’s President and Chief Executive Officer will not be present during any committee deliberations or voting with respect to his or her compensation. The President and Chief Executive Officer may make recommendations to the Compensation Committee from time to time regarding the appropriate mix and level of compensation for other officers. The Compensation Committee also assists the Board of Directors in succession planning and management development for executive officers. The Compensation Committee is also responsible for administering 1895 Bancorp of Wisconsin, Inc.’s benefit programs, including the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan.
The Compensation Committee also considers the appropriate levels and form of director compensation and makes recommendations to the Board of Directors regarding director compensation.
Our Board of Directors has adopted a written charter for the Compensation Committee, which is available on our website at
 www.pyramaxbank.com
. The Compensation Committee met two times during the year ended December 31, 2021 (including meetings held by the Compensation Committee of the Board of Directors of Old 1895 Bancorp, our predecessor, which consisted of the same members).
Nominating and Corporate Governance Committee.
The Nominating and Corporate Governance Committee is comprised of Directors Francis (Chair), Murphy, Spiegelberg, Talsky and Zenobi. With regard to nominating and corporate governance matters, the Nominating and Corporate Governance Committee’s primary responsibilities include the following:

•	to lead the search for individuals qualified to become members of the Board of Directors and to select director nominees to be presented for shareholder approval;

•	to review and monitor compliance with the requirements for board independence;

•	to review the committee structure and make recommendations to the Board of Directors regarding committee membership; and

•	to develop and recommend corporate governance guidelines to the Board of Directors for its approval.
The Nominating and Corporate Governance Committee identifies nominees by first evaluating the current members of the Board of Directors willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to 1895 Bancorp of Wisconsin, Inc.’s business and who are willing to continue in service are first considered for re-nomination, balancing
the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective and increased diversity. If any member of the Board of Directors does not wish to continue in service, or if the Board of Directors decides not to re-nominate a
member
for re-election, or
if the size of the Board of Directors is increased, the Nominating and Corporate Governance Committee would solicit suggestions for director candidates from all Board of Directors members. In addition, the Nominating and Corporate Governance Committee is authorized to engage a third party to assist in the identification of director nominees. The Board of Directors would seek to identify a candidate who at a minimum satisfies the following criteria:

•	has personal and professional ethics and integrity;

•	has had experiences and achievements that have given him or her the ability to exercise and develop good business judgment;

•	is willing to devote the necessary time to the work of the Board of Directors and its committees, which includes being available for Board of Directors and committee meetings;

•	is familiar with the communities in which 1895 Bancorp of Wisconsin, Inc. operates and/or is actively engaged in community activities;

•	satisfies the director qualifications set forth in 1895 Bancorp of Wisconsin, Inc.’s bylaws;

•	is involved in other activities or interests that do not create a conflict with his or her responsibilities to us and 1895 Bancorp of Wisconsin, Inc.’s shareholders; and

•	has the capacity and desire to represent the balanced, best interests of 1895 Bancorp of Wisconsin, Inc.’s shareholders as a group, and not primarily a special interest group or constituency.
In addition, the Board of Directors will also take into account whether a candidate satisfies the criteria for “independence” under the Nasdaq corporate governance listing standards and, if a nominee is sought for service on the Audit Committee, whether the candidate would satisfy the SEC’s independence standards applicable to members of 1895 Bancorp of Wisconsin, Inc.’s audit committee, the financial and accounting expertise of a candidate, including whether an individual qualifies as an audit committee financial expert.
The Board of Directors understands the importance and value of diversity on the Board and seeks members who represent a mix of backgrounds that will reflect the diversity of our stockholders, employees, and customers, and experiences that will enhance the quality of the Board of Directors’ deliberations and decisions. As the holding company for a community bank, the Board of Directors also seeks directors who can continue to strengthen PyraMax Bank’s position in its community and can assist PyraMax Bank with business development through business and other community contacts.
Our Board of Directors has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our website at
 www.pyramaxbank.com
. The Nominating and Corporate Governance Committee was formed following the completion of mutual-to-stock
conversion of the MHC and Old 1895 Bancorp in 2021 and did not hold any meetings in 2021.
Nominating Procedures
The Board of Directors may consider qualified candidates for director suggested by our stockholders. Stockholders can suggest qualified candidates for director by writing to our Corporate Secretary at 7001 West Edgerton Avenue, Greenfield, Wisconsin 53220. The Board of Directors has adopted a procedure by which stockholders may recommend nominees to the Board of Directors. Stockholders who wish to recommend a nominee must write to 1895 Bancorp of Wisconsin, Inc.’s Corporate Secretary and such communication must include:

•	A statement that the writer is a stockholder and is proposing a candidate for consideration by the Board of Directors;

•	The name and address of the stockholder as they appear on 1895 Bancorp of Wisconsin, Inc.’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;

•	The class or series and number of shares of 1895 Bancorp of Wisconsin, Inc.’s capital stock that are owned beneficially or of record by such stockholder and such beneficial owner;

•
A description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;

•	A representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the stockholder’s notice;

•	The name, age, personal and business address of the candidate and the principal occupation or employment of the candidate;

•	The candidate’s written consent to serve as a director;

•
A statement of the candidate’s business and educational experience and all other information relating to such person that would indicate such person’s qualification to serve on 1895 Bancorp of Wisconsin, Inc.’s Board of Directors; and

•
Such other information regarding the candidate or the stockholder as would be required to be included in 1895 Bancorp of Wisconsin, Inc.’s proxy statement pursuant to Securities and Exchange Commission Regulation 14A.

Submissions that are received and that satisfy the above requirements are forwarded to the Board of Directors for further review and consideration, using the same criteria to evaluate the candidate as it uses for evaluating other candidates that it considers.
There is a difference between the recommendations of nominees by stockholders pursuant to this policy and a formal nomination (whether by proxy solicitation or in person at a meeting) by a stockholder. Stockholders have certain rights under applicable law with respect to nominations, and any such nominations must comply with applicable laws and regulations and provisions of the Bylaws of 1895 Bancorp of Wisconsin, Inc.
ITEM

11. Executive Compensation
The following table sets forth for the year ended December 31, 2021 certain information as to the total remuneration paid by PyraMax Bank to its Chief Executive Officer, Richard Hurd, who serves as our Chief Executive Officer, and our two other most highly compensated executive officers for the year ended December 31, 2021. Each individual listed in the table below is referred to as a “named executive officer.”

Summary Compensation Table
Name and principal position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Richard Hurd	2021	290,897	—	—	—	48,495	339,392
Chief Executive Officer	2020	305,906	88,748	184,475	119,109	37,890	736,128
David Ball	2021	253,741	87,000	116,757	78,255	115,049	650,802
President and Chief Operating Officer
Monica Baker	2021	192,991	57,948	—	—	48,414	299,353
Senior Vice President and Chief Brand Officer	2020	197,126	56,811	104,829	66,620	37,198	462,584

(1)	Amounts in this column represent a discretionary bonus.
(2)
In accordance with FASB ASC Topic 718, the reported amount represents the full grant date fair value of each award. Since the 2020 awards vest at a rate of 20% per year beginning in 2021, none of the named executive officers recognized any income from the awards during 2020 but will recognize income in future years as the stock awards vest or options are exercised. Similarly, since the 2021 awards vest at a rate of 20% per year beginning in 2022, none of the named executive officers recognized any income from these awards during 2021 but will recognize income in future years as the stock awards vest or options are exercised. The assumptions used in the calculation of these amounts are included in Note 19 to our audited financial statements beginning on page F-1 of
the Original Filing. For stock option awards, amounts reported are grant date fair values computed based upon the Black-Scholes option valuation model, and the actual value, if any, that may be realized will depend on the excess of the stock price over the exercise price on the date the option is exercised. Therefore, there is no assurance that the value of an option realized by a named executive officer will be at or near the value shown above. For restricted stock awards, the amount shown reflects the aggregate grant date fair value of restricted stock awards granted to each named executive officer in 2021 and 2020.

(3)
The amounts in this column reflect what PyraMax Bank paid for, or reimbursed, the applicable named executive officer for the various benefits and perquisites received. This column does not reflect perquisites and personal benefits received by our named executive officers, the aggregate value of which is less than $10,000. A break-down of the various elements of compensation in this column for calendar year 2021 is set forth in the following table:

All Other Compensation
Name	Signing Bonus ($)	Employee Stock Ownership Plan ($)	401(k) Match ($)	Board Fees ($)	Total All Other Compensation ($)
Richard Hurd*	—	13,095	17,400	18,000	48,495
David Ball	100,000	—	49	15,000	115,049
Monica Baker	—	13,014	17,400	18,000	48,414

* Richard	Hurd deferred 100% of his board fees into the Non-Qualified Deferred Compensation Plan.
Benefit Plans and Agreements

Employment Agreements
. In 2019, PyraMax Bank entered into employment agreements with the named executive officers: Richard B. Hurd, Chief Executive Officer, and Monica Baker, Senior Vice President and Chief Brand Officer, and five other executives. In February 2021, PyraMax Bank, retained David R. Ball as its Chief Operating Officer and President and Mr. Hurd relinquished the role of President to concentrate on his duties as Chief Executive Officer. In connection with Mr. Ball’s employment, he entered into an employment agreement with PyraMax Bank. In October 2021, PyraMax Bank, retained Steven T. Klitzing to fill the role of Senior Vice President, Chief Financial Officer and Treasurer upon the resignation and retirement of PyraMax Bank’s then Chief Financial Officer.
Effective January 8, 2022, Richard Hurd reduced his
day-to-day
operational involvement in the operation of PyraMax Bank while continuing to serve as the Chief Executive Officer of PyraMax Bank and the Company in order to continue to provide strategic leadership and direction to PyraMax Bank and the Company. Mr. Hurd’s change in duties was not the result of any dispute or disagreement with the Company or PyraMax Bank. In consideration thereof, the Company and PyraMax Bank entered into an amended and restated employment agreement with Mr. Hurd, on or about December 31, 2021 and effective as of January 8, 2022, to: (i) decrease his hours to approximately 20 hours per week; (ii) decrease his base salary to $140,000; (iii) eliminate welfare benefits which Mr. Hurd is no longer eligible to receive as a part time employee; and (iv) revise severance payments to Mr. Hurd upon an Event of Termination.
Also, on December 31, 2021, and effective January 8, 2022, the Boards of Directors of the Company and PyraMax Bank extended the terms of the employment agreements with each of David Ball, President and Chief Operating Officer, Steven T. Klitzing, Senior Vice President and Chief Financial Officer, Daniel Kempel, Senior Vice President and Chief Credit Officer, Thomas Peterson, Senior Vice President and Chief Lending Officer and Monica Baker, Senior Vice President and Chief Brand Officer, such that the terms of the employment agreements will expire on January 19, 2025 (with respect to Mr. Ball, who has a three-year agreement) and July 8, 2023 (with respect to Mr. Klitzing, Mr. Kempel, Mr. Peterson and Ms. Baker, who each have
18-month
agreements). There were no other changes to the employment agreements.
Mr. Hurd’s and Mr. Ball’s employment agreements each have an initial term of three years. At least 30 days prior to the anniversary date of the agreement and each anniversary date thereafter the disinterested members of the board of directors must conduct a comprehensive performance evaluation and affirmatively approve any extension of the agreement for an additional year or determine not to extend the term of the agreement. If the board of directors determines not to extend the term, it shall provide the executive with a written notice of non-renewal prior
to the anniversary date.

The employment agreements with Ms. Baker and the other executives each have an initial term of eighteen months. On the first anniversary date of the effective date of the agreements the disinterested members of the board of directors may choose to conduct a comprehensive performance evaluation and affirmatively approve any extension of the agreements for an additional twelve months or determine not to extend the term of the agreement. If the board of directors determines not to extend the term, it shall provide with a written notice of non-renewal, and
the agreements will terminate as the end of the initial term.
The employment agreements provide for base salaries for Messrs. Hurd, Ball and Ms. Baker in the amounts of $140,000, $290,000 and $193,158
,
respectively. The base salaries may be increased, but not decreased (other than a decrease which is applicable to all senior officers). In addition to base salary, the executives will be entitled to participate in any bonus programs (including a discretionary bonus and, other than for Mr. Hurd, a performance-based bonus) and benefit plans that are made available to management employees. Mr. Hurd’s and Mr. Ball’s employment agreements provide for country club membership fees (Mr. Ball’s agreement also provides for PyraMax Bank to pay his initiation fees). The executives will be reimbursed for all reasonable business expenses incurred. In addition, Mr. Ball’s employment agreement provides that he will receive 300 hours of paid time off each year.

In the event of an executive’s involuntary termination of employment for reasons other than cause, disability or death, or in the event of the executive’s resignation for “good reason,” the executive will receive a severance payment equal to the base salary and bonus(es) that the executive would have earned during the remaining term of the employment agreement. Such payment will be payable in a lump sum within 30 days following the executive’s date of termination. In addition, the executive (other than Mr. Hurd) will be entitled to continued life insurance and non-taxable medical
and dental insurance coverage, for the remaining unexpired term of the employment agreement, at PyraMax Bank’s expense, substantially comparable to the coverage maintained for the executive and the executive’s dependents prior to the executive’s termination. For purposes of the employment agreements, “good reason” is defined as: (i) the failure to appoint or re-elect the
executive to his executive position or a material change in executive’s function, duties, or responsibilities, which change would cause the executive’s position to become one of lesser responsibility, importance, or scope; (ii) a relocation of the executive’s principal place of employment by more than 35 miles from the executive’s principal place of employment as of the initial effective date of the employment agreement; (iii) a material reduction in benefits and perquisites, including base salary (except for any reduction that is part of a good faith, overall reduction of such benefits applicable to all officers or employees of PyraMax Bank); (iv) a liquidation or dissolution of PyraMax Bank; or (v) a material breach of the employment agreement by PyraMax Bank. In order to be entitled to the benefit set forth above, an executive will be required to enter into a release of claims against 1895 Bancorp of Wisconsin, Inc. and PyraMax Bank.
In the event of executive’s involuntary termination of employment other than for cause, disability or death, or in the event of the executive’s resignation for “good reason,” following the effective date of a change in control of 1895 Bancorp of Wisconsin, Inc. or PyraMax Bank, the executive will be entitled to (in lieu of the payments and benefits described in the previous paragraph) a severance payment equal to one and one-half (1.5)
times (three (3) times, for Mr. Hurd and Mr. Ball) the sum of (i) the executive’s highest rate of base salary payable at any time under the agreement, plus (ii) the highest bonus paid to the executive with respect to the prior three completed fiscal years. Such payment will be payable in a lump sum within 10 days following the executive’s date of termination. In addition, the executive (other than Mr. Hurd) would be entitled, at PyraMax Bank’s (or PyraMax Bank’s successor’s) expense, to the continuation of substantially comparable life insurance and non-taxable medical
and dental insurance coverage for the executive and the executive’s dependents for 18 months (36 months, for Mr. Ball) following the executive’s termination.
Should the executives become disabled, they will be entitled to disability benefits, if any, provided under a long-term (or short-term) disability plan sponsored by PyraMax Bank and will receive continued non-taxable medical
and dental benefit coverage substantially comparable to that maintained for executive and his dependents prior to becoming disabled until the earlier of (i) the date the executive returns to full-time employment of PyraMax Bank, (ii) the executive is employed full-time by another employer, (iii) 12 months from the date of executive’s termination due to disability. In the event of an executive’s death while employed, the executive’s estate or beneficiary will be paid his base salary for six months following death, and his or her family will continue to receive non-taxable medical
and dental coverage for 12 months after his death.
Upon any termination of employment (other than a termination in connection with a change in control), the executives will be required to adhere to one-year non-competition covenant
and will be prohibited from soliciting employees of PyraMax Bank or any affiliate for the purpose of having such person(s) terminate employment with PyraMax Bank or its affiliates and provide services or accept employment with a competing business. The executives also agree that during their employment and following such employment, the executives will maintain and will not disclose the confidential information of PyraMax Bank.
Nonqualified Deferred Compensation Plan.
 PyraMax Bank has entered into a Nonqualified Deferred Compensation Plan (the “Deferral Plan”) for the benefit of its directors and senior executives. The Plan is a nonqualified plan of deferred compensation within the meaning of Section 409A of the Internal Revenue Code. Only those persons designated by PyraMax Bank are able to participate by entering into a compensation deferral agreement and electing to defer up to 100% of such participant’s regular salary, bonus, commissions or director’s fees, as applicable. PyraMax Bank, may, but is not obligated to, make discretionary contributions to the Deferral Plan from time to time, which contributions are not required to be uniform among the participants. A participant will be 100% vested in his or her deferrals and earnings thereon, however, any discretionary amounts contributed by PyraMax Bank, are vested based on the participant’s years of service, at the rate of 20% per year, such that a participant will be fully vested after five years of service. A participant will also become fully vested in his or her employer discretionary contributions in the event of the participants death or disability while employed, or in the event of a change in control. The amounts deferred under the terms of the Deferral Plan are deemed to be invested in investment options similar to those available under PyraMax Bank’s 401(k) Savings Plan. In connection with 1895 Bancorp of Wisconsin, Inc.’s 2019 stock offering and 2021 stock offering, the Deferral Plan was amended to give the participants a “one-time” election with
respect to each such offering to invest all or a portion of their accounts in the Deferral Plan in common stock of 1895 Bancorp of Wisconsin, Inc.

2020 Equity Incentive Plan.
 On March 27, 2020, 1895 Bancorp of Wisconsin, Inc. stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”), which provides for the grant of stock-based awards to our directors and executive officers. The 2020 Equity Incentive Plan initially authorized the issuance or delivery to participants of up to 333,854 shares (converted to 439,451 shares in connection with the second-step offering) of 1895 Bancorp of Wisconsin, Inc. common stock pursuant to grants of incentive and non-qualified stock
options and restricted stock awards. Of this number, the maximum number of shares of 1895 Bancorp of Wisconsin, Inc. common stock that may be issued under the 2020 Equity Incentive Plan pursuant to the exercise of stock option is 238,467 (converted to 313,894 stock options in connection with due second-step options), and the maximum number of shares of 1895 Bancorp of Wisconsin, Inc. common stock that may be issued as restricted stock awards is 95,387 shares (converted to 125,557 in connection with the second-step offering).

Outstanding Equity Awards at Fiscal Year End
. The following table sets forth information with respect to outstanding equity awards as of December 31, 2021 for the named executive officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
Name	Option awards				Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Richard Hurd	15,532	62,129	5.96	April 24, 2030	24,746	271,959
David Ball	—	37,316	7.76	February 26, 2031	15,052	165,421
Monica Baker	8,687	34,750	5.96	April 24, 2030	14,062	154,541

(1)	Based on a closing price of 1895 Bancorp of Wisconsin, Inc. common stock of $10.99 as of December 31, 2021.
Director Compensation
The following table sets forth for the fiscal year ended December 31, 2021certain information as to the total remuneration we paid to our directors other than to directors who are also our named executive officers. Information with respect to director compensation paid to directors who are also named executive officers is included above in “—Executive Officer Compensation—Summary Compensation Table.”

Directors Compensation Table
Name	Fees earned or paid in cash(1) ($)	Stock Awards(2) ($)	Option Awards(2) ($)	All Other Compensation ($)		Total ($)
Darrell Francis	49,200	—	—	—		49,200
Joseph Murphy	41,400	—	—	—		41,400
James Spiegelberg	41,400	—	—	—		41,400
John Talsky	41,400	—	—	31,261	(3)	72,661
Gary Zenobi	41,400	—	—	—		41,400

(1)
For the year ended December 31, 2021, each independent director of PyraMax Bank was paid a monthly retainer of $3,450, and Mr. Francis was paid $7,800 in 2021 for his duties as Chairman of the Board. Directors Francis and Spiegelberg deferred $49,200 and $41,400, respectively, of their fees to the Deferral Plan.

(2)
At December 31, 2021, each of Messrs. Francis, Murphy, Spiegelberg, Talsky and Zenobi held 5,021 shares of restricted stock and 15,694 stock options (these numbers reflect the number of shares of restricted stock and stock options held after the second-step conversion).

(3)	Mr. Talsky received a retainer of $24,000 and additional legal fees of $7,261 for hours worked in 2021 on real estate matters for PyraMax Bank, through his law firm, Talsky & Talsky, SC.

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

The following table sets forth information, as of March 31, 2022, regarding certain beneficial owners of shares of the Company’s common stock, including information regarding persons and entities known to the Company to be the beneficial owner of more than 5% of the Company’s issued and outstanding common stock and information regarding each director, named executive officer and all directors and executive officers of the Company as a group. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed shares of each class of common stock subject to options held by that person that were exercisable on or within 60 days of March 31, 2022, to be outstanding. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

	Shares of Common Stock Beneficially Owned as of March 31, 2022 (1)		Percent of Shares of Common Stock Outstanding (2)
Persons Owning Greater than 5%
AllianceBernstein L.P.	543,591	(3)	8.53%
1345 Avenue of the Americas New York, NY 10105
Delaware Charter Guarantee & Trust Company dba Principal Trust Company as Directed Trustee for the PyraMax Bank 401(k) Savings Plan and PyraMax Bank Employee Stock Ownership Plan	481,215	(4)	7.55%
7001 West Edgerton Avenue Greenfield, WI 53220

Directors
Monica Baker	39,495	(5)	*
David Ball	21,205	(6)	*
Darrell Francis	28,701	(7)	*
Richard B. Hurd	93,310	(8)	1.46%
Joseph Murphy	21,135	(9)	*
James Spiegelberg	21,635	(10)	*
John Talsky	12,554	(11)	*
Gary Zenobi	16,844	(12)	*

Executive Officers who are not Directors
Steven T. Klitzing	900		*
Daniel K. Kempel	8,377	(13)	*
Thomas Peterson	19,820	(14)	*
All directors and officers as a group (11 persons)	283,976		4.39%

*	Represents less than 1% of outstanding common stock.
(1)
In accordance with
Rule 13d-3 under
the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of 1895 Bancorp of Wisconsin, Inc. common stock if he has or shares voting or investment power with respect to such common stock or has a right to acquire beneficial ownership at any time within 60 days from March 31, 2022. At March 31, 2022, there were 99,138 outstanding options to purchase shares of 1895 Bancorp of Wisconsin, Inc. common stock, 30,143 of which could be exercised within 60 days. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares. Except as otherwise noted, ownership is direct and the named individuals and group exercise sole voting and investment power over the shares of 1895 Bancorp of Wisconsin, Inc. common stock.

(2)	Based on a total of 6,371,198 shares of common stock outstanding as of March 31, 2022.
(3)	Based on a Schedule 13G filed with the SEC on February 14, 2022 by AllianceBernstein L.P.
(4)
Based on a Schedule 13G filed with the SEC on January 26, 2022 by Delaware Charter Guarantee & Trust Company dba Principal Trust Company as Directed Trustee for the PyraMax Bank 401(k) Savings Plan and PyraMax Bank Employee Stock Ownership Plan

(5)
Includes 4,308 shares held through Ms. Baker’s 401(k) plan, 1,756 shares allocated to Ms. Baker’s ESOP account, 14,062 shares of unvested restricted stock over which Ms. Baker has sole voting power but no investment power and 17,375 shares that could be acquired through the exercise of vested stock options.

(6)
Includes 12,041 shares of unvested restricted stock over which Mr. Ball has sole voting power but no investment power and 7,463 shares that could be acquired through the exercise of vested stock options.

(7)
Includes 16,147 shares held by a deferred compensation plan, 3,766 shares of unvested restricted stock over which Mr. Francis has sole voting power but no investment power and 6,278 shares that could be acquired through the exercise of vested stock options.

(8)
Includes 27,479 shares held through Mr. Hurd’s 401(k) plan, 1,787 shares allocated to Mr. Hurd’s ESOP account, 24,746 shares of unvested restricted stock over which Mr. Hurd has sole voting power but no investment power, and 31,064 shares that could be acquired through the exercise of vested stock options.

(9)
Includes 3,766 shares of unvested restricted stock over which Mr. Murphy has sole voting power but no investment power and 6,278 shares that could be acquired through the exercise of vested stock options.

(10)
Includes 9,081 shares held by a deferred compensation plan, 3,766 shares of unvested restricted stock over which Mr. Spiegelberg has sole voting power but no investment power and 6,278 shares that could be acquired through the exercise of vested stock options.

(11)
Includes 3,766 shares of unvested restricted stock over which Mr. Talsky has sole voting power but no investment power and 6,278 shares that could be acquired through the exercise of vested stock options.

(12)
Includes 4,290 shares held by a deferred compensation plan, 3,766 shares of unvested restricted stock over which Mr. Zenobi has sole voting power but no investment power and 6,278 shares that could be acquired through the exercise of vested stock options.

(13)
Includes 2,487 shares held through Mr. Kempel’s 401(k) plan, 792 shares allocated to Mr. Kempel’s
ESOP account, 2,106 shares of unvested restricted stock over which Mr. Kempel has sole voting power but no investment power and 2,632 shares that could be acquired through the exercise of vested stock options.

(14)
Includes 1,656 shares allocated to Mr. Peterson’s ESOP account, 8,950 shares of unvested restricted stock over which Mr. Peterson has sole voting power but no investment power and 9,214 shares that could be acquired through the exercise of vested stock options.

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence
Board Independence
The board of directors has determined that each of our directors, other than Richard Hurd, David Ball and Monica Baker, would be considered independent under the Nasdaq Stock Market corporate governance listing standards. Mr. Hurd, Mr. Ball and Ms. Baker are not considered independent because they are employees of the Company and PyraMax Bank. In determining the independence of our directors, the board of directors considered relationships between PyraMax Bank and our directors that are not required to be reported under “Transactions With Certain Related Persons,” below, consisting of deposit accounts that our directors maintain at PyraMax Bank. In addition, we utilize the services of Director Talsky’s law firm, of which he is the owner, and the services of a law firm in which Director Murphy’s son is a partner.

Transactions With Certain Related Persons
Federal law generally prohibits publicly traded companies from making loans to their executive officers and directors, but it contains a specific exemption from the prohibition for loans made by federally insured financial institutions, such as PyraMax Bank, to their executive officers and directors in compliance with federal banking regulations. At December 31, 2021, all of our loans to directors and executive officers were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to PyraMax Bank, and did not involve more than the normal risk of collectability or present other unfavorable features. These loans were performing according to their original repayment terms at December 31, 2021, and were made in compliance with federal banking regulations.
Other than the loans described above, PyraMax Bank has not entered into any transactions since January 1, 2020 in which the amount involved exceeded $120,000 and in which any related persons had or will have a direct or indirect material interest.
ITEM

14. Principal Accountant Fees and Services
Set forth below is certain information concerning aggregate fees billed for professional services rendered by Wipfli LLP during the years ended December 31, 2021 and 2020.

	Year ended December 31, 2021	Year ended December 31, 2020
Audit Fees	$131,000	$143,600
Audit-Related Fees	$150,100	$12,600
Tax Fees	$13,200	$22,700
All Other Fees	$30,000	$35,400
Audit Fees.
 Audit Fees include aggregate fees billed for professional services for the audit of 1895 Bancorp of Wisconsin, Inc.’s annual consolidated financial statements and for limited review of quarterly condensed consolidated financial statements included in periodic reports filed with the Securities and Exchange Commission, including out-of-pocket expenses.
Audit-Related Fees.
 Audit-Related Fees include fees
billed for non-audit professional services
in 2021 and 2020, including fees billed in connection with our mutual holding company reorganization and related stock offering in 2021.
Tax Fees.
 Tax Fees include fees billed for tax compliance and tax related fees in 2021 and 2020.
All Other Fees
.
 All Other Fees include fees billed for asset/liability management validation, BSA/AML validation, IT controls examination, 401(k) audit services and direct expenses for the years ending December 31, 2021 and 2020.
The Audit Committee has considered whether the provision
of non-audit services,
which relate primarily to tax services and public company status, is compatible with maintaining the independence of Wipfli LLP. The Audit Committee concluded that performing such services does not affect the independence of Wipfli LLP in performing its function as our independent registered public accounting firm.
The Audit Committee’s current policy is
to pre-approve all
audit
and non-audit services
provided by the independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy
with respect to particular services, subject to the
 de minimis
 exceptions
for non-audit services
described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may delegate pre-approval authority
to one or more members of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and
the fees for the services performed to date. The Audit
Committee pre-approved 100%
of audit-related fees and tax fees billed and paid during the years ended December 31, 2021 and 2020, as indicated in the table above.

PART IV
ITEM

15. Exhibits and Financial Statement Schedules

(a)(3)	Exhibits

	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

Wipfli LLP, Eau Claire, Wisconsin (U.S. PCAOB Auditor Firm ID 344)

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: April 29, 2022	By:	/s/ Richard B. Hurd
Richard B. Hurd Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Richard B. Hurd Richard B. Hurd	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2022

/s/ David R. Ball David R. Ball	President, Chief Operating Officer and Director	April 29, 2022

/s/ Steven T. Klitzing Steven T. Klitzing	Principal Financial Officer (Principal Financial and Accounting Officer)	April 29, 2022

/s/ Darrell Francis	Chairman of the Board	April 29, 2022
Darrell Francis

/s/ Monica Baker	Senior Vice President and Director	April 29, 2022
Monica Baker

/s/ Joseph Murphy	Director	April 29, 2022
Joseph Murphy

/s/ James Spiegelberg	Director	April 29, 2022
James Spiegelberg

/s/ John Talsky	Director	April 29, 2022
John Talsky

/s/ Gary Zenobi	Director	April 29, 2022
Gary Zenobi