Form 10-Q
period 2022-03-31
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2022-05-13
CIK 1847360

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).
YES  ☐    NO  ☒
6,365,270 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of May 9, 2022.

1895 Bancorp of Wisconsin, Inc.
Form
10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021

	(unaudited)
Assets
Cash and due from banks	$46,093	$65,300
Fed funds sold	4,493	1,503

Cash and cash equivalents	50,586	66,803
Marketable equity securities, stated at fair value	3,366	3,544
Available for sale securities, stated at fair value	132,722	112,440
Loans held for sale	944	1,183
Loans, net	323,686	323,789
Premises and equipment, net	5,809	5,864
Mortgage servicing rights, net	1,988	2,036
Federal Home Loan Bank (FHLB) stock, at cost	3,032	3,032
Accrued interest receivable	1,033	948
Cash value of life insurance	13,996	13,892
Other assets	9,123	6,108

TOTAL ASSETS	$546,285	$539,639

Liabilities and Stockholders’ Equity
Deposits	$390,953	$384,501
Advance payments by borrowers for taxes and insurance	4,735	1,860
FHLB advances	58,449	55,442
Accrued interest payable	117	109
Other liabilities	6,829	6,834

TOTAL LIABILITIES	461,083	448,746

Common stock (par value $0.01 per share)
Authorized - 90,000,000 shares at March 31, 2022 and December 31, 2021
Issued – 6,401,261 at March 31, 2022 and 6,402,571 at December 31, 2021 (includes 87,842 and 97,128 unvested shares, respectively)
Outstanding – 6,371,198 at March 31, 2022 and 6,372,508 at December 31, 2021 (includes 87,842 and 97,128 unvested shares, respectively)	64	64
Preferred stock, $0.01 par value, 10,000,000 shares authorized at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	52,852	52,805
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 417,356 a nd 377,077 shares at March 31, 2022 and December 31, 2021, respectively	(3,900)	(3,432)
Less treasury stock at cost, 30,063 at March 31, 2022 and December 31, 2021	(301)	(301)
Retained earnings	41,560	41,615
Accumulated other comprehensive (loss) income, net of income taxes	(5,073)	142

Total stockholders’ equity	85,202	90,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$546,285	$539,639

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) – Unaudited

	Three months ended March 31
	2022	2021
Interest and dividend income:
Loans, including fees	$3,290	$3,294
Securities, taxable	548	267
Other	48	56

Total interest and dividend income	3,886	3,617

Interest expense:
Interest-bearing deposits	169	256
Borrowed funds	172	200

Total interest expense	341	456

Net interest income	3,545	3,161
Provision for loan losses	105	—

Net interest income after provision for loan losses	3,440	3,161

Noninterest income:
Service charges and other fees	236	222
Loan servicing, net	177	574
Net gain on sale of loans	78	567
Net gain on sale of securities	—	12
Increase in cash surrender value of insurance	104	100
Unrealized (loss) gain on marketable equity securities	(210)	131
Other	6	4

Total noninterest income	391	1,610

Noninterest expense:
Salaries and employee benefits	2,285	2,455
Advertising and promotions	14	18
Data processing	201	197
Occupancy and equipment	354	373
FDIC assessment	27	33
Other	1,065	1,013

Total noninterest expense	3,946	4,089

(Loss) income before income taxes	(115)	682
Income tax (benefit) expense	(60)	161

Net (loss) income	$(55)	$521

(Loss) earnings per common share:
Basic (1)	$(0.01)	$0.11

Diluted (1)	$(0.01)	$0.11

Average common shares outstanding:
Basic (1)	5,873,964	4,588,688
Diluted (1)	5,873,964	4,697,342

(1)
Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1). Refer to Note 14 Earnings Per Share for retroactive recognition given to the exchange ratio applied in the Conversion for the three months ended March 31, 2021.

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands) - Unaudited

	Three months ended March 31
	2022	2021
Net (loss) income	$(55)	$521

Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period	(7,144)	(801)
Reclassification adjustment for gains realized in net income	—	(12)

Other comprehensive (loss) income before tax effect	(7,144)	(813)
Tax effect of other comprehensive (loss) income items	1,929	219

Other comprehensive (loss) income, net of tax	(5,215)	(594)

Comprehensive (loss) income	$(5,270)	$(73)

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands) - Unaudited

	Common stock	Additional paid- in capital	Treasury Stock	Unallocated common stock of ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance as of January 1, 2021	$49	$20,134	$(1,228)	$(1,615)	$41,530	$1,138	$60,008
Net income	—	—	—	—	521	—	521
Other comprehensive loss	—	—	—	—	—	(594)	(594)
Purchase of treasury stock	—	—	(15)	—	—	—	(15)
ESOP shares committed to be released (1,755 shares) (1)	—	3	—	18	—	—	21
Issuance of treasury stock – stock compensation plan	—	(15)	15	—	—	—	—
Stock compensation expense	—	58	—	—	—	—	58

Balance as of March 31, 2021	$49	$20,180	$(1,228)	$(1,597)	$42,051	$544	$59,999

Balance as of January 1, 2022	$64	$52,805	$(301)	$(3,432)	$41,615	$142	$90,893
Net loss	—	—	—	—	(55)	—	(55)
Other comprehensive loss	—	—	—	—	—	(5,215)	(5,215)
Reimbursement of stock offering costs	—	1	—	—	—	—	1
Purchase of ESOP shares	—	—	—	(517)	—	—	(517)
ESOP shares committed to be released (4,933 shares)	—	2	—	49	—	—	51
Retirement of common stock	—	(15)	—	—	—	—	(15)
Stock compensation expense	—	59	—	—	—	—	59

Balance as of March 31, 2022	$64	$52,852	$(301)	$(3,900)	$41,560	$(5,073)	$85,202

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1).
See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Three months ended March 31,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(55)	$521
Adjustments to reconcile net income to net cash used in operating activities:
Net amortization of investment securities	43	49
Depreciation	154	167
Provision for loan losses	105	—
Net change in fair value of marketable equity securities	210	(131)
Net gain on sale of available for sale securities	—	(12)
Stock compensation expense	59	58
Adjustment to mortgage servicing rights valuation	—	(369)
(Benefit from) provision for deferred income tax	(60)	161
Originations of mortgage loans held for sale	(6,504)	(40,153)
Proceeds from sales of mortgage loans held for sale	6,821	40,376
Net gain on sale of mortgage loans held for sale	(78)	(567)
ESOP compensation	51	21
Net change in cash value of life insurance	(104)	(100)
Changes in operating assets and liabilities:
Net change in mortgage servicing rights	48	28
Accrued interest receivable and other assets	(1,111)	(818)
Accrued interest payable and other liabilities	(12)	(316)

Net cash used in operating activities	(433)	(1,085)

Cash Flows From Investing Activities
Proceeds from sales of available for sale securities	—	1,018
Maturities, prepayments, and calls of available for sale securities	3,693	2,052
Purchases of available for sale securities	(31,162)	(13,158)
Net change in marketable equity securities	(32)	(23)
Net (increase) decrease in loans	(2)	1,508
Net capital expenditures for premises and equipment	(99)	(26)

Net cash used in investing activities	(27,602)	(8,629)

Cash Flows From Financing Activities
Net increase (decrease) in deposits	6,452	(2,190)
Net increase in advance payments by borrowers for taxes and insurance	2,875	3,360
Proceeds from issuance of Federal Home Loan Bank advances	10,000	—
Principal payments on Federal Home Loan Bank advances	(6,993)	(486)
Reimbursement of stock offering costs	1	—
Purchases of treasury stock	—	(15)
Purchase of ESOP shares	(517)	—

Net cash provided by financing activities	11,818	669

Net decrease in cash and cash equivalents	(16,217)	(9,045)
Cash and cash equivalents at beginning of period	66,803	92,526

Cash and cash equivalents at end of period	$50,586	$83,481

Supplemental cash flow information:
Cash paid during the year for interest	$333	$496
Noncash activities:
Retirement of common stock	$15	$—
Issuance of treasury stock – stock compensation plans	—	15
See accompanying notes to the consolidated financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
1895 Bancorp of Wisconsin, Inc., a Maryland corporation (the “Company” or “New 1895 Bancorp”) was formed to serve as the stock holding company for PyraMax Bank, FSB (the “Bank”) as part of the mutual-to-stock
conversion of 1895 Bancorp of Wisconsin, MHC. Upon completion of the conversion, which occurred on July 14, 2021, 1895 Bancorp of Wisconsin, MHC and 1895 Bancorp of Wisconsin, a federal corporation (“Old 1895 Bancorp”) ceased to exist and New 1895 Bancorp became the successor corporation to Old 1895 Bancorp. The conversion was accomplished by the merger of 1895 Bancorp of Wisconsin, MHC with and into Old 1895 Bancorp followed by the merger of Old 1895 Bancorp with and into New 1895 Bancorp. The shares of New 1895 Bancorp common stock that were offered for sale in connection with the conversion represented the majority ownership interest in Old 1895 Bancorp owned by 1895 Bancorp of Wisconsin, MHC. On July 14, 2021, public stockholders of Old 1895 Bancorp received 1.3163 shares of common stock of New 1895 Bancorp in exchange for each of their shares of Old 1895 Bancorp. The shares of Old 1895 Bancorp common stock owned by 1895 Bancorp of Wisconsin, MHC were canceled at that time. The conversion and offering were completed on July 14, 2021, and New 1895 Bancorp was organized as a fully public stock holding company, with 100% of the common stock being held by the public. The consolidated financial statements and other financial information contained in these consolidated financial statements are for New 1895 Bancorp.
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
The accompanying unaudited financial statements and related notes should be read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 29, 2022.
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
Accordingly, the Company’s financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the recent accounting standards in Note 2 reflect those that relate to non-issuer
companies.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Subsequent Events
The Company has evaluated subsequent events for potential recognition and/or disclosure through the date the unaudited consolidated financial statements included in this quarterly report on Form
10-Q
were issued.
There were no additional significant subsequent events for the quarter ended March 31, 2022 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.
NOTE 2 – RECENT ACCOUNTING STANDARDS
The following Accounting Standards Updates (ASUs) have been issued by the FASB and may impact the Company’s financial statements in future reporting periods:
ASU
2016-13,
Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)
. ASU
2016-13
requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. On November 15, 2019, the FASB issued ASU
2019-10,
Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. ASU
2016-13
will be effective for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. Management has elected to defer adoption to the new effective date and is currently evaluating the impact of adopting ASU
2016-13
on the Company’s consolidated financial statements.
ASU
2016-02,
Leases (Topic 842)
. This ASU affects any entity that enters into a lease, and is intended to increase the transparency and comparability of financial reporting. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset will represent the right to use the underlying asset for the lease term, and the lease liability will represent the discounted value of the required lease payments to the lessor. The ASU will also require entities to disclose key information about leasing arrangements. ASU
2016-02
is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted. On November 15, 2019, the FASB issued ASU
2019-10,
Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. On June 3, 2020, the FASB issued ASU
2020-05,
Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, updating the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASC 842 on January 1, 2022. The cumulative effect did not have a material impact on the Company’s statements of operations. Where the Company is a lessee, the Company recorded an initial increase in assets and liabilities of $529,000 to reflect the right of use asset and the lease liability.

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
available-for-sale
were as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
U.S. Treasury notes	$29,534	$—	$(1,528)	$28,006
Obligations of states and political subdivisions	22,000	31	(1,435)	20,596
Government-sponsored mortgage-backed securities	80,560	20	(4,065)	76,515
Asset-backed securities	6,119	4	(2)	6,121
Certificates of deposit	1,459	25	—	1,484

Total	$139,672	$80	$(7,030)	$132,722

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
U.S. Treasury notes	$19,501	$8	$(25)	$19,484
Obligations of states and political subdivisions	20,758	207	(205)	20,760
Government-sponsored mortgage-backed securities	64,049	563	(463)	64,149
Asset-backed securities	6,479	45	(1)	6,523
Certificates of deposit	1,459	65	—	1,524

Total	$112,246	$888	$(694)	$112,440

Available for sale securities with a carrying value of $4.3 million and $1.8 million were pledged as collateral at March 31, 2022 and December 31, 2021, respectively.
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

NOTE 3 – AVAILABLE FOR SALE SECURITIES (continued)

	March 31, 2022
	Amortized Cost	Fair Value

	(in thousands)
Debt and other securities:
Due in one year or less	$1,350	$1,354
Due after one through 5 years	18,686	17,993
Due after 5 through 10 years	21,859	20,563
Due after 10 years	11,098	10,176

Total debt and other securities	52,993	50,086
Mortgage-related securities	80,560	76,515
Asset-backed securities	6,119	6,121

Total	$139,672	$132,722

Gross unrealized losses on securities
available-for-sale
and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)
U.S. Treasury notes	$28,006	$(1,528)	$—	$—	$28,006	$(1,528)
Obligations of states and political subdivisions	13,706	(902)	3,691	(533)	17,397	(1,435)
Government-sponsored mortgage-backed securities	62,610	(3,544)	7,979	(521)	70,589	(4,065)
Asset-backed securities	570	(2)	—	—	570	(2)

Total	$104,892	$(5,976)	$11,670	$(1,054)	$116,562	$(7,030)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)
U.S. Treasury notes	$12,971	$(25)	$—	$—	$12,971	$(25)
Obligations of states and political subdivisions	5,414	(82)	4,105	(123)	9,519	(205)
Government-sponsored mortgage-backed securities	39,392	(463)	—	—	39,392	(463)
Asset-backed securities	808	(1)	—	—	808	(1)

Total	$58,585	$(571)	$4,105	$(123)	$62,690	$(694)

At March 31, 2022 and December 31, 2021, respectively, the Company had 68 and 24 debt securities with unrealized losses representing aggregate depreciation of approximately 5.7% and 1.1% from their respective amortized cost basis. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.
The following table provides a summary of the proceeds from sales of securities available-for-sale,
as well as gross gains and losses, for the periods presented:

	Three months ended March 31,
	2022	2021

	(in thousands)
Proceeds from sales of securities available-for-sale	$—	$1,018
Gross realized gains	—	12
Gross realized losses	—	—

NOTE 4 – LOANS

Major classifications of loans are summarized as follows:

	March 31, 2022	December 31, 2021

	(in thousands)
Commercial:
Real estate	$188,256	$185,223
Land development	1,366	1,400
Other	37,447	38,160
Residential real estate:
First mortgage	79,767	80,661
Construction	3,258	3,388
Consumer:
Home equity and lines of credit	15,654	17,032
Other	104	128

Subtotal	325,852	325,992
Net deferred loan costs	851	655
Allowance for loan losses	(3,017)	(2,858)

Loans, net	$323,686	$323,789

Deposit accounts in an overdrawn position and reclassified as loans totaled $48,000 and $106,000 at March 31, 2022 and December 31, 2021, respectively.
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
During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of March 31, 2022 and December 31, 2021, respectively, the Company had transferred $29.9 million and $32.1 million in participation loans which were eligible for sales treatment to other financial institutions, all of which continue to be serviced by the Company.
An analysis of past due loans is presented below:

	March 31, 2022
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans

	(in thousands)
Commercial:
Real estate	$—	$—	$—	$188,256	$188,256
Land development	—	—	—	1,366	1,366
Other	—	—	—	37,447	37,447
Residential real estate:
First mortgage	264	—	264	79,503	79,767
Construction	—	—	—	3,258	3,258
Consumer:
Home equity and lines of credit	—	—	—	15,654	15,654
Other	—	—	—	104	104

Total	$264	$—	$264	$325,588	$325,852

NOTE 4 – LOANS (continued)

	December 31, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans

	(in thousands)
Commercial:
Real estate	$—	$—	$—	$185,223	$185,223
Land development	—	—	—	1,400	1,400
Other	33	—	33	38,127	38,160
Residential real estate:
First mortgage	342	—	342	80,319	80,661
Construction	—	—	—	3,388	3,388
Consumer:
Home equity and lines of credit	—	—	—	17,032	17,032
Other	—	—	—	128	128

Total	$375	$—	$375	$325,617	$325,992

There were no loans 90 days or more past due and accruing interest as of March 31, 2022 or December 31, 2021.
A summary of activity in the allowance for loan losses for the three months ended March 31, 2022 and March 31, 2021, respectively, is presented below:

	Commercial	Residential	Consumer	Total

	(in thousands)
Three months ended March 31, 2022
Allowance for loan losses
Beginning balance	$1,657	$745	$456	$2,858
Provision (credit) for loan losses	105	—	—	105
Loans charged-off	—	—	(3)	(3)
Recoveries	52	—	5	57

Ending balance	$1,814	$745	$458	$3,017

Three months ended March 31, 2021
Allowance for loan losses
Beginning balance	$1,609	$745	$349	$2,703
Provision for loan losses	—	—	—	—
Loans charged-off	—	—	(16)	(16)
Recoveries	5	—	7	12

Ending balance	$1,614	$745	$340	$2,699

NOTE 4 – LOANS (continued)

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	March 31, 2022
	Commercial	Residential	Consumer	Total

	(in thousands)
Loans:
Individually evaluated for impairment	$4,082	$1,336	$36	$5,454
Collectively evaluated for impairment	222,987	81,689	15,722	320,398

Total loans	$227,069	$83,025	$15,758	$325,852

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,814	745	458	3,017

Total allowance for loan losses	$1,814	$745	$458	$3,017

	December 31, 2021
	Commercial	Residential	Consumer	Total

	(in thousands)
Loans:
Individually evaluated for impairment	$4,833	$1,357	$37	$6,227
Collectively evaluated for impairment	219,950	82,692	17,123	319,765

Total loans	$224,783	$84,049	$17,160	$325,992

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,657	745	456	2,858

Total allowance for loan losses	$1,657	$745	$456	$2,858

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

NOTE 4 – LOANS (continued)

A summary of the Company’s internal risk ratings of loans is presented below:

	March 31, 2022
	Pass	Watch and Special Mention	Substandard	Total

	(in thousands)
Commercial:
Real estate	$180,938	$3,721	$3,597	$188,256
Land development	1,366	—	—	1,366
Other	36,962	—	485	37,447

Total	$219,266	$3,721	$4,082	$227,069

	December 31, 2021
	Pass	Watch and Special Mention	Substandard	Total

	(in thousands)
Commercial:
Real estate	$172,172	$8,963	$4,088	$185,223
Land development	1,400	—	—	1,400
Other	37,414	1	745	38,160

Total	$210,986	$8,964	$4,833	$224,783

There were no loans rated Doubtful or Loss as of March 31, 2022 or December 31, 2021, respectively.
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

	March 31, 2022
	Performing	Non Performing	Total

	(in thousands)
Residential real estate:
First mortgage	$78,844	$923	$79,767
Construction	3,258	—	3,258
Consumer:
Home equity and lines of credit	15,618	36	15,654
Other	104	—	104

Total	$97,824	$959	$98,783

NOTE 4 – LOANS (continued)

	December 31, 2021
	Performing	Non Performing	Total

	(in thousands)
Residential real estate:
First mortgage	$79,722	$939	$80,661
Construction	3,388	—	3,388
Consumer:
Home equity and lines of credit	16,954	78	17,032
Other	128	—	128

Total	$100,192	$1,017	$101,209

Information regarding impaired loans is presented below:

	As of and for the Three Months ended March 31, 2022
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized

	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	—	—

Impaired loans with no reserve:
Commercial:
Real estate	3,597	3,597	NA	3,923	37
Land development	—	—	NA	—	—
Other	485	485	NA	558	56
Residential real estate:
First mortgage	1,336	1,557	NA	1,344	15
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	36	41	NA	36	—
Other	—	—	NA	—	—

Total impaired loans with no reserve	5,454	5,680	NA	5,861	108

Total impaired loans	$5,454	$5,680	$—	$5,861	$108

NOTE 4 – LOANS (continued)

	As of and for the Year Ended December 31, 2021
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized

	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	—	—

Impaired loans with no reserve:
Commercial:
Real estate	4,088	4,089	NA	5,615	213
Land development	—	—	NA	734	33
Other	745	796	NA	1,478	35
Residential real estate:
First mortgage	1,357	1,572	NA	914	34
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	37	41	NA	17	22
Other	—	—	NA	—	—

Total impaired loans with no reserve	6,227	6,498	NA	8,758	337

Total impaired loans	$6,227	$6,498	$—	$8,758	$337

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.
There were no additional funds committed to impaired loans as of March 31, 2022 and December 31, 2021, respectively.
Nonperforming loans are as follows:

	March 31, 2022	December 31, 2021

	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$770	$826
Nonaccrual loans, troubled debt restructurings	189	191

Total nonperforming loans (NPLs)	$959	$1,017

Troubled debt restructurings, accruing	$414	$418

NOTE 4 – LOANS (continued)

There were no loans modified as troubled debt restructurings during the three months ended March 31, 2022 and year ended December 31, 2021, respectively.
The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to
COVID-19
made between March 1, 2020 and the earlier of (i) December 31, 2021 or (ii) 60 days after the end of the
COVID-19
national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of March 31, 2022, the Company had 1 to 3 month deferrals of approximately $264,000 in interest, escrow, and principal payments on $7.3 million in outstanding loans.
The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the three months ended March 31, 2022 and 2021.
Information on
non-accrual
loans is presented below:

	March 31, 2022	December 31, 2021

	(in thousands)
Commercial:
Real estate	$—	$—
Land development	—	—
Other	—	—
Residential real estate:
First mortgage	923	939
Construction	—	—
Consumer:
Home equity and lines of credit	36	78
Other	—	—

Total non-accrual loans	$959	$1,017

Total non-accrual loans to total loans	0.29%	0.31%
Total non-accrual loans to total assets	0.18%	0.19%
NOTE 5 – MORTGAGE SERVICING RIGHTS
Loans serviced for others are not included in the balance sheets. The unpaid principal balance of mortgage loans serviced for others was $325.4 million and $332.9 million as of March 31, 2022 and December 31, 2021, respectively.
A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

	(in thousands)
Mortgage servicing rights beginning balance	$2,036	$1,806
Additions	27	203
Amortization	(75)	(231)
Decrease in valuation allowance	—	369

Mortgage servicing rights ending balance	$1,988	$2,147

Fair value at beginning of period	$2,477	$1,806
Fair value at end of period	$2,811	$2,153

NOTE 5 – MORTGAGE SERVICING RIGHTS (continued)

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of March 31, 2022, the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 9.6% to 35.8%, respectively, both of which were based on market data from independent organizations. As of March 31, 2021 the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 14.6% to 44.7%, respectively, both of which were based on market data from independent organizations.
The following table summarizes the estimated future amortization expense for mortgage servicing rights for the annual periods indicated. The projections of amortization expense are based on existing asset balances as of March 31, 2022. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

(in thousands)
Estimated future amortization as of March 31, 2022:
2022	$235
2023	265
2024	221
2025	189
2026	163
Thereafter	915

Total	$1,988

NOTE 6 – DEPOSITS
The composition of deposits is summarized below:

	March 31, 2022	December 31, 2021

	(in thousands)
Non-interest bearing checking	$108,096	$106,664
Interest bearing checking	37,215	37,467
Money market	96,725	94,823
Statement savings	67,985	64,954
Certificates of deposit	80,932	80,593

Total	$390,953	$384,501

The Company held $9.7 million and $10.0 million in certificates of deposit which met or exceeded the FDIC insurance limit of $250,000 as of March 31, 2022 and December 31, 2021, respectively. The Company did not hold any brokered deposits as of March 31, 2022 and December 31, 2021.
As of March 31, 2022, the scheduled maturities of certificates of deposit for the annual periods are presented below:

(in thousands)
2022	$61,677
2023	17,124
2024	1,030
2025	580
2026	346
Thereafter	175

Total	$80,932

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES
Federal Home Loan Bank advances consist of the following:

	March 31, 2022		December 31, 2021
	Rate	Amount	Rate	Amount

	(dollars in thousands)
Fixed rate, fixed term advance, maturing Feb 2022	N/A	$—	1.62%	$6,500
Fixed rate, fixed term advance, maturing Feb 2023	1.62%	6,500	1.62%	6,500
Putable advance, maturing Oct 2029 first put option date Nov 2020	1.03%	10,000	1.03%	10,000
Putable advance, maturing Feb 2030 first put option date Feb 2023	0.98%	5,000	0.98%	5,000
Putable advance, maturing Mar 2030 first put option date Mar 2025	0.89%	10,000	0.89%	10,000
Putable advance, maturing Mar 2032 first put option date Mar 2027	1.74%	10,000	—	—
Advance structured note, payments due monthly, maturing Feb 2030	7.47%	531	7.47%	542
Advance structured note, payments due monthly, maturing April 2030	1.05%	8,164	1.05%	8,405
Advance structured note, payments due monthly, maturing May 2030	1.19%	8,254	1.19%	8,495

Total		$58,449		$55,442

The scheduled maturities of Federal Home Loan Bank advances are presented below:

	March 31, 2022
	Weighted Average Rate	Amount

	(dollars in thousands)
2022	1.27%	$1,488
2023	1.54%	8,506
2024	1.28%	2,032
2025	1.30%	2,059
2026	1.31%	2,086
Thereafter	1.22%	42,278

Total		$58,449

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
The Company has pledged approximately $145.1 million and $147.5 million of qualifying loans as collateral for Federal Home Loan Bank advances as of March 31, 2022 and December 31, 2021, respectively. Federal Home Loan Bank advances are also secured by approximately $3.0 million of Federal Home Loan Bank stock held by the Company as of March 31, 2022 and December 31, 2021. The Company’s available and unused portion of this borrowing agreement totaled $85.6 million and $90.9 million as of March 31, 2022 and December 31, 2021, respectively. Additional borrowing would require additional stock purchase.
Additionally, at March 31, 2022 we had a $15.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at March 31, 2022. The Company also had a $10.7 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $13.5 million at March 31, 2022. The Company had not drawn on the Federal Reserve line as of March 31, 2022.

NOTE 8 – INCOME TAXES
Income tax (benefit) expense was ($60,000) and $161,000 for the three months ended March 31, 2022 and 2021, respectively.
Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of March 31, 2022, and December 31, 2021, the deferred tax valuation allowance was $934,000, reducing our net deferred tax asset to $5.8 million and $3.8 million at each respective date.
Due to recent changes in market conditions and current events related to
COVID-19,
the board and management continue to assess their deferred tax assets including forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at March 31, 2022.
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

	March 31, 2022
	Fixed Rate	Variable Rate	Total

	(in thousands)
Commitments to extend credit	$19,062	$66,506	$85,568
Standby letters of credit	—	175	175
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,245	—	1,245
Commitments to sell loans	5,364	—	5,364
Overdraft protection program commitments	3,948	—	3,948

	December 31, 2021
	Fixed Rate	Variable Rate	Total

	(in thousands)
Commitments to extend credit	$21,586	$56,921	$78,507
Standby letters of credit	—	175	175
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,214	—	1,214
Commitments to sell loans	5,410	—	5,410
Overdraft protection program commitments	3,993	—	3,993

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
The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $813,000 of commitments to deliver loans through the Program as of March 31, 2022. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of March 31, 2022, and December 31, 2021, the Company had no liability outstanding related to the Program.
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
As part of the
mutual-to-stock
conversion and stock offering completed on July 14, 2021, the ESOP refinanced the aforementioned loan with New 1895 Bancorp, enabling the ESOP to purchase an aggregate of 283,360 additional shares of common stock. During the first quarter of 2022, the ESOP purchased 45,212 additional shares at an average price of $11.36. As of March 31, 2022, the ESOP had purchased 232,126 of the additional shares at an average price of $10.97.

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN (continued)
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
The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $51,000 and $21,000 in compensation expense for the three months ended March 31, 2022 and March 31, 2021, respectively.
The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	March 31, 2022	December 31, 2021

	(dollars in thousands)
Shares committed to be released	4,933	22,401
Total allocated shares	37,640	15,239
Total unallocated shares	417,356	377,077

Total ESOP shares	459,929	414,717

Fair value of unallocated shares (based on $10.85 and $10.99 share price as of March 31, 2022 and December 31, 2021, respectively)	$4,528	$4,144

NOTE 11 – RELATED PARTY TRANSACTIONS
A summary of loans to directors, executive officers, and their affiliates follows:

	March 31, 2022	December 31, 2021

	(in thousands)
Beginning balance	$932	$1,034
Adjustments due to changes in directors, executive officers, and/or principal stockholders	—	202
New loans	4	53
Repayments	(41)	(357)

Ending balance	$895	$932

Deposits from directors, executive officers, and their affiliates totaled $1.2 million and $1.1 million at March 31, 2022 and December 31, 2021, respectively.
The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were $6,000 and $6,000 during the three months ended March 31, 2022 and 2021, respectively.
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

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)
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
Impaired loans
– The Company does not record loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Independent appraisals are obtained to determine the fair values of underlying collateral, and generally utilize one or more valuation methodologies, which typically include comparable sales and income approaches. Management routinely evaluates the fair value measurements of independent appraisers and adjusts those valuations based on differences noted between actual selling prices of collateral and the most recently appraised value. Such adjustments are usually significant, which results in a Level 3 classification. All other impaired loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and are not considered fair value measurements.
Rate lock commitments
– Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements for fixed-rate commitments and also considers the difference between current levels of interest rates and the committed rates. While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of operations, within mortgage banking income.

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)
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

	Recurring Fair Value Measurements Using
	March 31, 2022	Level 1	Level 2	Level 3

	(in thousands)
Marketable equity securities	$3,366	$3,366	$—	$—
Securities available-for-sale:
U.S. Treasury notes	28,006	—	28,006	—
Obligations of states and political subdivisions	20,596	—	20,596	—
Government-sponsored mortgage-backed securities	76,515	—	76,515	—
Asset-backed securities	6,121	—	6,121	—
Certificates of deposit	1,484	—	1,484	—

Total	$136,088	$3,366	$132,722	$—

	Recurring Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3

	(in thousands)
Marketable equity securities	$3,544	$3,544	$—	$—
Securities available-for-sale:
U.S. Treasury notes	19,484	—	19,484	—
Obligations of states and political subdivisions	20,760	—	20,760	—
Government-sponsored mortgage-backed securities	64,149	—	64,149	—
Asset-backed securities	6,523	—	6,523	—
Certificates of deposit	1,524	—	1,524	—

Total	$115,984	$3,544	$112,440	$—

Impaired loans are measured at fair value on a
non-recurring
basis. There were no loans that were considered impaired with a specific valuation allowance as of March 31, 2022 and December 31, 2021.
Mortgage servicing rights are measured at fair value on a
non-recurring
basis. There was no impairment on mortgage servicing rights as of March 31, 2022 and December 31, 2021.

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)
The carrying values and estimated fair values of financial instruments are presented below:

	March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$50,586	$50,586	$—	$—
Available for sale securities	132,722	—	132,722	—
Marketable equity securities	3,366	3,366	—	—
Loans held for sale	944	—	944	—
Loans	323,686	—	—	315,013
Rate lock commitments	19	—	—	19
Accrued interest receivable	1,033	1,033	—	—
Federal Home Loan Bank stock	3,032	—	—	3,032
Cash value of life insurance	13,996	—	—	13,996
Financial liabilities:
Deposits	390,953	310,021	—	80,322
Advance payments by borrowers for taxes and insurance	4,735	4,735	—	—
Federal Home Loan Bank advances	58,449	—	—	56,535
Accrued interest payable	117	117	—	—

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$66,803	$66,803	$—	$—
Available for sale securities	112,440	—	112,440	—
Marketable equity securities	3,544	3,544	—	—
Loans held for sale	1,183	—	1,183	—
Loans	323,789	—	—	323,182
Rate lock commitments	30	—	—	30
Accrued interest receivable	948	948	—	—
Federal Home Loan Bank Stock	3,032	—	—	3,032
Cash value of life insurance	13,892	—	—	13,892
Financial liabilities:
Deposits	384,501	303,908	—	80,473
Advance payments by borrowers for taxes and insurance	1,860	1,860	—	—
Federal Home Loan Bank advances	55,442	—	—	55,981
Accrued interest payable	109	109	—	—
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

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)
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
Quantitative measures established by regulation to ensure capital adequacy require PyraMax Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management’s opinion that PyraMax Bank met all applicable capital adequacy requirements as of March 31, 2022 and December 31, 2021.
As of March 31, 2022, and December 31, 2021, PyraMax Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PyraMax Bank must maintain minimum regulatory capital ratios as set forth in the table below. PyraMax Bank’s actual and required capital amounts and ratios are presented below:

	March 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$65,031	12.1%	$21,540	4.0%	$26,925	5.0%
Risk-based:
Common Equity Tier 1	65,031	18.3%	15,980	4.5%	23,082	6.5%
Tier 1	65,031	18.3%	21,307	6.0%	28,409	8.0%
Total	68,048	19.2%	28,409	8.0%	35,511	10.0%

	December 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$65,179	11.9%	$21,838	4.0%	$27,298	5.0%
Risk-based:
Common Equity Tier 1	65,179	19.4%	15,124	4.5%	21,846	6.5%
Tier 1	65,179	19.4%	20,166	6.0%	26,888	8.0%
Total	68,037	20.2%	26,888	8.0%	33,610	10.0%

NOTE 14 – EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period, excluding outstanding participating securities. Participating securities include non-vested

restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units are issued until the settlement of such units, to the extent holders of these securities receive non-forfeitable

dividends or dividend equivalents at the same rate as holders of the Company’s common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations. For the three months ended March 31, 2022, 189,715 average shares were excluded from the computation of diluted EPS because the effect would be antidilutive.
Earnings per common share for the three months ended March 31, 2022 and 2021 are presented in the following table.

	Three months ended March 31,
	2022	2021 (1)	2021 (2)
	(dollars in thousands, except per share amounts)
Net income	$(55)	$521	$521

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	6,275,850	4,749,287	6,251,486
Less: Weighted average unallocated ESOP shares	401,886	160,599	211,396

Weighted average shares outstanding for basic EPS	5,873,964	4,588,688	6,040,090
Additional dilutive shares	—	108,654	143,021

Weighted average shares outstanding for dilutive EPS	5,873,964	4,697,342	6,183,111

Basic income per share	$(0.01)	$0.11	$0.09

Diluted income per share	$(0.01)	$0.11	$0.08

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1).
(2)	Amounts related to periods prior to the date of Conversion (July 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1)
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
Accounting for Stock-Based Compensation Plan
The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model. The fair value of restricted shares is equal to the quoted NASDAQ market closing price on the date of grant. The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense is included in salaries and employee benefits in the consolidated statements of operations. The following assumptions were used in estimating the fair value of options granted during the three months ended March 31, 2022 and March 31, 2021:

NOTE 15 – STOCK BASED COMPENSATION (continued)

	For the Three Months Ended
	March 31, 2022 (1)		March 31, 2021
Dividend yield		N/A	0.00%
Risk-free interest rate		N/A	0.96%
Expected volatility		N/A	24.64%
Weighted average expected life		N/A	6.5
Weighted average per share value of options	$	N/A	$2.76

(1)	There were no stock options granted during the three months ended March 31, 2022
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
A summary of the Company’s stock option activity for the period ended March 31, 2022 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2021	300,720	$6.19	8.40	1,443,067
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding March 31, 2022	300,720	6.19	8.16	1,403,629

Options exercisable at March 31, 2022	75,835	6.15	8.12	356,984

The following table summarizes information about the Company’s nonvested stock option activity for the three months ended March 31, 2022:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	248,043	$1.58
Granted	—	—
Vested (1)	(23,158)	1.61
Forfeited	—	—

Nonvested at March 31, 2022	224,885	$1.58

(1)	Includes 2,105 shares vested under a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.
The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $23,000 in stock option expense during the three months ended March 31, 2022 and 2021.

NOTE 15 – STOCK BASED COMPENSATION (continued)

At March 31, 2022, the Company had $300,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 3.22 years.
The following table summarizes information about the Company’s restricted stock activity for the three months ended March 31, 2022:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	97,128	$6.25
Granted	—	—
Vested (1)(2)	(9,286)	6.56
Forfeited	—	—

Nonvested at March 31, 2022	87,842	$6.21

(1)	Includes 263 shares vested under a restricted stock inducement award to the Company’s President and Chief Operating Officer.
(2)	Includes 1,310 shares surrendered by employees to cover payroll tax costs related to the vested shares.
The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $36,000 and $35,000 in restricted stock expense during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the Company had $464,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.22 years.
NOTE 16 – LEASES
The Company has operating leases consisting primarily of real estate leases. The Company leases real estate property for bank branches and office space with terms extending through 2028. As of March 31, 2022, the Company reported $510,000 of right-of-use
asset and $510,000 lease liability in its consolidated balance sheets under other assets and other liabilities, respectively.
At March 31, 2022, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $19,000 and $20,000 for the three months ended March 31, 2022 and 2021, respectively.
Rent commitments were as follows as of March 31, 2022:

(in thousands)
2022	$64
2023	87
2024	89
2025	91
2026	94
Thereafter	112

Amounts representing interest	(27)

Total	$510

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Management’s discussion and analysis of financial condition and results of operations at March 31, 2022 and for the three months ended March 31, 2022 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form
10-Q.
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
The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to
COVID-19
made between March 1, 2020 and the earlier of (i) December 31, 2021 or (ii) 60 days after the end of the
COVID-19
national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of March 31, 2022, the Company had 1 to 3 month deferrals of approximately $264,000 in interest, escrow, and principal payments on $7.3 million in outstanding loans.
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans. The Company is actively participating in assisting our customers with applications for resources through the program. PPP loans will have: (a) an interest rate of 1.0%, (b)
two-year
and five-year loan terms to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. As part of the first round of this program, at March 31, 2022, the Bank had funded 246 PPP loans totaling $30.3 million. Less than $1,000 in PPP loans were outstanding as of March 31, 2022.

On December 27, 2020, the Relief Act became law and provided an additional $284 billion for the PPP, as well as extending the PPP through March 31, 2021. Among the changes to the PPP as a result of the Relief Act include: (1) an opportunity for a second PPP forgivable loan for small businesses and nonprofits with 300 or fewer employees that can demonstrate a loss of 25% of gross receipts in any quarter during 2020 compared to the corresponding quarter in 2019 (or demonstrating a loss of 25% of gross receipts for the calendar year 2020 compared to calendar year 2019); (2) allowing qualified borrowers to apply for a PPP loan up to 2.5 times (or 3.5 times for small businesses in the restaurant and hospitality industries) the borrower’s average monthly payroll costs in the one-year period prior
to the date on which the loan is made or calendar year 2019, limited to a maximum loan amount of $2.0 million; (3) the addition of personal protective equipment expenses, costs associated with outdoor dining, uninsured costs related to property damaged and vandalism or looting due to 2020 public disturbances, supplier costs and a broader category of operational expenses (including cloud computing services and other business software) as eligible and forgivable expenses; (4) simplifying the loan forgiveness process for loans of $150,000 or less; and (5) eliminating the requirement that Economic Injury Disaster Loan (“EIDL”) Advances will reduce the borrower’s PPP loan forgiveness amount. Additionally, expenses paid with the proceeds of PPP loans that are forgiven (or are reasonably expected to be forgiven)
are now tax-deductible, reversing previous
guidance from the U.S. Department of the Treasury and the Internal Revenue Service, which did not allow deductions on expenses paid for with PPP loan proceeds which were forgiven (or reasonably expected to be forgiven). As of March 31, 2022, we had funded 143 second round PPP loans totaling $10.5 million, of which $10.0 million had been forgiven as of March 31, 2022.
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
Comparison of Financial Condition at March 31, 2022 and December 31, 2021
Total Assets.
 Total assets increased $6.7 million, or 1.2%, to $546.3 million at March 31, 2022 from $539.6 million at December 31, 2021. This increase was primarily due to a $20.3 million increase in available-for-sale
securities and a $3.0 million increase in other assets, offset by a $16.2 million decrease in cash and cash equivalents.
Cash and Cash Equivalents.
Cash and cash equivalents decreased $16.2 million, or 24.3%, to $50.6 million at March 31, 2022 from $66.8 million at December 31, 2021. This decrease was primarily due to the purchase of $31.2 million in available-for-sale
securities, $7.0 million in principal payments on FHLB advances and $6.5 million in originations of mortgage loans held for sale, partially offset by $10.0 million from the issuance of an FHLB advance, $6.8 million from the sale of mortgage loans held for sale, a $6.5 increase in deposits and $3.7 million from maturities, prepayments and calls of available-for-sale
securities.
Available-for-Sale
Securities.
 Available for sale securities increased $20.3 million, or 18.0%, to $132.7 million at March 31, 2022, from $112.4 million at December 31, 2021. The increase was primarily due to purchases of securities totaling $31.2 million during the three months ended March 31, 2022, partially offset by maturities, prepayments and calls of securities totaling $3.7 million and a reduction in the unrealized gain held within the portfolio of $7.1 million. The increase in securities purchases was the result of management’s decision to invest a portion of the Company’s liquidity that was held in cash and cash equivalents into securities with higher yields to increase future earnings, while maintaining a high degree of liquidity. The purchases consisted primarily of government-sponsored mortgage-backed securities, which increased $12.4 million and U.S. Treasury notes, which increased $8.5 million.

Loans Held for Sale.
 Loans held for sale decreased $239,000, or 20.2%, to $944,000 at March 31, 2022, from $1.2 million at December 31, 2021. This decrease was due primarily to a decrease in the volume of first mortgage residential real estate loan originations to be sold into the secondary market as a result of the changing interest rate environment. Mortgage loan originations and sales were $6.5 million and $6.8 million, respectively, during the first quarter of 2022 compared to $40.2 million and $40.4 million, respectively, for the first quarter of 2021.
Net Loans.
 Net loans decreased $103,000, to $323.7 million at March 31, 2022, from $323.8 million at December 31, 2021.
Other Assets.
Other assets increased $3.0 million, or 49.4%, from $6.1 million at December 31, 2021 to $9.1 million at March 31, 2022. This increase was primarily due to a $1.9 million increase in deferred tax assets, which was the result of the increase in unrealized losses on available for sale securities. Other assets also increased as a result of a $521,000 increase in prepaid expenses, primarily due to the payment of annual insurance premiums in the first quarter of 2022, and a $510,000 increase in right of use lease assets as a result of the adoption of ASU
2016-02
in the first quarter of 2022.
Deposits.
 Deposits increased $6.5 million, or 1.7%, to $391.0 million at March 31, 2022, from $384.5 million at December 31, 2021. This increase was primarily due to a $1.4 million increase in noninterest bearing checking accounts, a $1.9 million increase in money market accounts and a $3.0 million increase in statement savings accounts. We believe that a significant factor underlying this increase is that our customers are maintaining greater than usual cash balances as a result of the current economic environment, including those which are the result of the
COVID-19
pandemic. These increases were offset by a $252,000 decrease in interest bearing checking accounts.
Advance Payments by Borrowers for Taxes and Insurance.
 Advance payments by borrowers for taxes and insurance increased $2.9 million to $4.7 million at March 31, 2022 from $1.8 million at December 31, 2021. The increase was due to normal seasonal activity.
Borrowings.
Borrowings, consisting entirely of FHLB advances, increased $3.0 million, or 5.4%, to $58.4 million at March 31, 2022, from $55.4 million at December 31, 2021. The increase was due to an advance of $10.0 million borrowed during the quarter ended March 31, 2022, offset by maturities and principal repayments on existing advances of $7.0 million.
Total Stockholders’ Equity.

Total stockholders’ equity decreased $5.7 million to $85.2 million at March 31, 2022, from $90.9 million at December 31, 2021. The decrease was primarily due to a $7.1 million increase in the gross unrealized losses on available-for-sale
securities, which net of taxes, resulted in a $5.2 million decrease in stockholders’ equity.

Average Balances and Yields
The following table presents information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$329,775	$3,290	4.05%	$332,726	$3,294	4.01%
Securities available-for-sale	133,975	548	1.66%	60,283	267	1.80%
Other interest-earning assets	40,690	48	0.48%	87,006	56	0.26%

Total interest-earning assets	504,440	3,886	3.12%	480,015	3,617	3.06%
Non-interest-earning assets	33,622			32,419

Total assets	$538,062			$512,434

Interest-earning liabilities:
NOW accounts	$36,494	$8	0.08%	$31,843	$8	0.11%
Money market accounts	96,711	71	0.30%	102,056	79	0.31%
Savings accounts	66,407	8	0.05%	62,022	10	0.06%
Certificates of deposit	80,986	82	0.41%	84,289	159	0.76%

Total interest-bearing deposits	280,598	169	0.24%	280,210	256	0.37%
Federal Home Loan Bank advances	54,784	170	1.25%	68,079	200	1.19%
Other interest-bearing liabilities	3,705	2	0.25%	5,227	—	—

Total interest-bearing liabilities	339,087	341	0.41%	353,516	456	0.52%
Non-interest-bearing deposits	105,970			94,763
Other non-interest-bearing liabilities	6,795			5,176

Total liabilities	451,852			453,455
Total stockholders’ equity	86,210			58,979

Total liabilities and stockholders’ equity	$538,062			$512,434

Net interest income		$3,545			$3,161

Net interest-earning assets	$165,353			$126,499

Interest rate spread (2)			2.71%			2.53%
Net interest margin (3)			2.85%			2.67%
Average interest-earning assets to average interest-bearing liabilities	148.76%			135.78%

(1)	Includes loan fees of $105,000 for 2022 and $146,000 for 2021.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$(31)	27	(4)
Securities	300	(19)	281
Other	15	(23)	(8)

Total interest-earning assets	284	(15)	269

Interest-bearing liabilities:
NOW	(3)	3	—
Money market deposits	4	4	8
Savings	—	2	2
Certificates of deposit	6	71	77

Total interest-bearing deposits	7	80	87
Borrowings	41	(11)	30
Other	—	(2)	(2)

Total interest-bearing liabilities	48	67	115

Change in net interest income	$332	52	384

Comparison of Operating Results for the Three Months Ended March 31, 2022 and 2021
Net Income.
 We recorded a net loss of $55,000 for the three months ended March 31, 2022, a decrease of $576,000 from net income of $521,000 recorded for the three months ended March 31, 2021. This decrease was due to a $1.2 million decrease in non-interest
income, which was partially offset by a $279,000 increase in net interest income after provision for loan losses, a $221,000 decrease in income tax expense and a $143,000 decrease in non-interest
expense.
Interest and Dividend Income.
Interest and dividend income increased $269,000, or 7.4%, to $3.9 million for the three months ended March 31, 2022, from $3.6 million for the three months ended March 31, 2021. The increase was due primarily to an increase in interest earned on taxable securities, which increased $281,000, or 105.2% from $267,000 in the first quarter of 2021 to $548,000 in the first quarter of 2022. This increase was primarily due to the Company’s strategy to deploy excess liquidity into securities, which resulted in the average outstanding balance of securities increasing $73.7 million, or 122.2%, from $60.3 million for the first quarter of 2021 to $134.0 million for the first quarter of 2022.
Interest Expense.
Interest expense decreased $115,000, or 25.2%, to $341,000 for the three months ended March 31, 2022, from $456,000 for the three months ended March 31, 2021. This decrease was primarily due to a decline in the cost of our interest-bearing deposits, which decreased 13 basis points from 0.37% for the first quarter of 2021 to 0.24% for the first quarter of 2022. This decline was primarily due to the continued low interest rate environment.
Net Interest Income.
 Net interest income increased $384,000, or 12.2%, to $3.5 million for the three months ended March 31, 2022, from $3.2 million for the three months ended March 31, 2021. This increase was due to a $269,000 increase in interest income and a $115,000 decrease in interest expense. Our net interest rate spread increased 18 basis points to 2.71% for the three months ended March 31, 2022, from 2.53% for the three months ended March 31, 2021. Our net interest margin also increased 18 basis points to 2.85% from 2.67% over the same period.

Provision for Loan Losses.

Provision for loan losses for the three months ended March 31, 2022 was $105,000 compared to zero for the three months ended March 31, 2021. The allowance for loan losses was $3.0 million, or 0.93%, of total loans (and 0.93% excluding PPP loans), at March 31, 2022, compared to $2.9 million, or 0.88% of total loans (and 0.89% excluding PPP loans), at December 31, 2021. Nonaccrual loans constituted 0.29% of total gross loans (and 0.29% excluding PPP loans) at March 31, 2022, compared to 0.31% of gross loans at December 31, 2021 (and 0.32% excluding PPP loans). Net recoveries for the three months ended March 31, 2022 were $54,000 compared to net charge-offs of $4,000 for the three months ended March 31, 2021.
Non-interest
Income
.
 Non-interest
income decreased $1.2 million, or 75.7%, to $391,000 for the three months ended March 31, 2022, from $1.6 million for the three months ended March 31, 2021. The decrease was primarily the result of a $489,000 decrease in net gain on sale of loans, a $397,000 decrease in loan servicing fees and a $341,000 decline in the market value of marketable equity securities. The decrease in the net gain on sale of loans was primarily due to the decrease in the sale of mortgage loans held for sale, which decreased $33.6 million, from $40.4 million in the first quarter of 2021 to $6.8 million in the first quarter of 2022.    The reduction in loan servicing fees was primarily the result of a $369,000 decrease in the valuation allowance for our mortgage servicing rights during the first quarter of 2021. The decrease in the market value of marketable equity securities was due to a decrease in the market value of mutual funds held in our deferred compensation plan.
Non-interest
Expense.

Non-interest
expense decreased $143,000, or 3.5%, to $3.9 million for the three months ended March 31, 2022 from $4.1 million for the three months ended March 31, 2021. This decrease was primarily due to a $170,000 decrease in salaries and employee benefits. The decrease in salaries and benefits was due primarily to a $341,000 decrease in the market value of mutual funds held in our deferred compensation plan, offset by $197,000 increase in the accrual for discretionary bonus expense.
Income Tax Expense.

We recorded an income tax benefit of $60,000 for the three months ended March 31, 2022, compared to an income tax expense of $161,000 for the three months ended March 31, 2021. The decrease in income tax expense was primarily due to a decrease in income before taxes during the three months ended March 31, 2022.
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
The table below sets forth, as of March 31, 2022, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$13,734	10.06%
+300	13,391	7.31%
+200	13,064	4.69%
+100	12,763	2.28%
Level	12,479	—%
-100	12,197	(2.26)%

(1)	Assumes an immediate uniform change in interest rates at all maturities.
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
The table below sets forth, as of March 31, 2022, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates (1)	Estimated EVE (2)	Amount	Percent

	(Dollars in thousands)
+400	$61,766	$(6,739)	(9.84%)
+300	63,259	(5,246)	(7.66%)
+200	64,741	(3,764)	(5.49%)
+100	67,100	(1,405)	(2.05%)
Level	68,505	—	—%
-100	65,387	(3,118)	(4.55%)

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
The table above indicates that at March 31, 2022, in the event of a
100-basis
point increase in interest rates, we would have experienced a 2.05% decrease in our EVE. In the event of a
200-basis
point increase in interest rates at March 31, 2022, we would have experienced a 5.49% decrease in our EVE.
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
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At March 31, 2022, we had $58.4 million outstanding in advances from the FHLB. At March 31, 2022, we had $85.6 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at March 31, 2022 we had a $15.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at March 31, 2022. The Company also had a $10.7 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $13.5 million at March 31, 2022. The Company had not drawn on the Federal Reserve line as of March 31, 2022.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $433,000 for the three months ended March 31, 2022. Net cash used in operating activities was $1.1 million for the three months ended March 31, 2021. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of available for sale securities, offset by proceeds from maturing securities and pay downs on securities, was $27.6 million for the three months ended March 31, 2022. Net cash used in investing activities was $8.6 million for the three months ended March 31, 2021. Net cash provided by financing activities, consisting primarily of increases in deposits and advance payments by borrowers for taxes and insurance of $6.5 million and $2.9 million, respectively, as well as $10.0 million in proceeds from the issuance of FHLB advances, offset by $7.0 million from the principal payments on FHLB advances, was $11.8 million for the three months ended March 31, 2022. Net cash provided by financing activities was $669,000 for the three months ended March 31, 2021, consisting primarily of $3.4 million of advance payments by borrowers for taxes and insurance, offset in part by a decrease in deposits of $2.2 million.
We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.
Capital
At March 31, 2022, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $65.0 million, or 12.1% of adjusted total assets, which is above the well-capitalized required level of $26.9 million, or 5.0%, and total risk-based capital of $68.0 million, or 19.2% of risk-weighted assets, which is above the well-capitalized required level of $35.5 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

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
promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended March 31, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in the Form
10-Q,
you should carefully consider the risk factors that appeared under Item 1A “Risk Factors” disclosed in the Company’s December 31, 2021 Annual Report on Form
10-K
filed with the Securities and Exchange Commission. There are no material changes from the risk factors included in the Annual Report on Form
10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254135))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254135))

31.1	Certification of Chief Executive Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

*	Furnished, not filed.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: May 13, 2022	/s/ Richard B. Hurd
Richard B. Hurd
Chief Executive Officer

Date: May 13, 2022	/s/ Steven T. Klitzing
Steven T. Klitzing
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)