Form 10-Q
period 2022-06-30
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2022-08-12
CIK 1847360

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    YES  ☐    NO  ☒
6,372,641 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of July 28, 2022.

1895 Bancorp of Wisconsin, Inc.
Form
10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021

	(unaudited)
Assets
Cash and due from banks	$19,102	$65,300
Fed funds sold	1,119	1,503

Cash and cash equivalents	20,221	66,803
Marketable equity securities, stated at fair value	2,867	3,544
Available-for-sale securities, stated at fair value	126,676	112,440
Loans held for sale	262	1,183
Loans, net of allowance for loan losses of $3,132 and $2,858 at June 30, 2022 and December 31, 2021, respectively	349,619	323,789
Premises and equipment, net	5,685	5,864
Mortgage servicing rights, net	1,939	2,036
Federal Home Loan Bank (FHLB) stock, at cost	3,032	3,032
Accrued interest receivable	1,027	948
Cash value of life insurance	14,101	13,892
Other assets	10,197	6,108

TOTAL ASSETS	$535,626	$539,639

Liabilities and Stockholders’ Equity
Deposits	$383,062	$384,501
Advance payments by borrowers for taxes and insurance	7,739	1,860
FHLB advances	57,435	55,442
Accrued interest payable	128	109
Other liabilities	6,296	6,834

TOTAL LIABILITIES	454,660	448,746

Preferred stock, $0.01 par value, 10,000,000 shares authorized at June 30, 2022 and December 31, 2021	—	—
Common stock (par value $0.01 per share) Authorized – 90,000,000 shares at June 30, 2022 and December 31, 2021 Issued – 6,402,704 at June 30, 2022 and 6,402,571 at December 31, 2021 (includes 80,967 and 97,128 unvested shares, respectively) Outstanding – 6,372,641 at June 30, 2022 and 6,372,508 at December 31, 2021 (includes 80,967 and 97,128 unvested shares, respectively)	64	64
Additional paid-in capital	52,855	52,805
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 463,658 and 377,077 shares at June 30, 2022 and December 31, 2021, respectively	(4,401)	(3,432)
Less treasury stock at cost, 30,063 shares at June 30, 2022 and December 31, 2021	(301)	(301)
Retained earnings	41,319	41,615
Accumulated other comprehensive (loss) income, net of income taxes	(8,570)	142

Total stockholders’ equity	80,966	90,893

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$535,626	$539,639

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) – Unaudited

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$3,009	$3,125	$6,299	$6,418
Securities, taxable	566	335	1,114	603
Other	92	51	139	107

Total interest and dividend income	3,667	3,511	7,552	7,128

Interest expense:
Interest-bearing deposits	187	193	356	449
Borrowed funds	181	200	350	400
Other interest-bearing liabilities	2	—	4	—

Total interest expense	370	393	710	849

Net interest income	3,297	3,118	6,842	6,279
Provision for loan losses	105	—	210	—

Net interest income after provision for loan losses	3,192	3,118	6,632	6,279

Noninterest income:
Service charges and other fees	257	249	493	470
Loan servicing, net	171	193	348	767
Net gain on sale of loans	106	347	184	913
Net gain on sale of securities	—	—	—	12
Increase in cash surrender value of insurance	105	101	209	201
Unrealized (loss) gain on marketable equity securities	(522)	241	(733)	372
Other	1	3	7	8

Total noninterest income	118	1,134	508	2,743

Noninterest expense:
Salaries and employee benefits	2,034	2,698	4,318	5,153
Advertising and promotions	99	14	113	32
Data processing	209	208	410	405
Occupancy and equipment	330	361	684	734
FDIC assessment	36	35	62	68
Other	976	1,045	2,041	2,058

Total noninterest expense	3,684	4,361	7,628	8,450

(Loss) income before income taxes	(374)	(109)	(488)	572
Income tax (benefit) expense	(133)	(58)	(192)	102

Net (loss) income	$(241)	$(51)	$(296)	$470

(Loss) earnings per common share:
Basic (1)	$(0.04)	$(0.01)	$(0.05)	$0.10

Diluted (1)	$(0.04)	$(0.01)	$(0.05)	$0.10

Average common shares outstanding:
Basic (1)	5,843,104	4,599,878	5,858,449	4,594,314
Diluted (1)	5,843,104	4,599,878	5,858,449	4,656,037

(1)
Amounts related to periods prior to the date of our July 14, 2021 mutual-to-stock
conversion (the “Conversion”) have not been restated to give the retroactive recognition to the exchange ratio applied to the previously outstanding shares in the Conversion (1.3163) (See Note 1). Refer to Note 14 Earnings
(
Loss)
Per Share for retroactive recognition given to the exchange ratio applied in the Conversion for the three months and six months ended June 30, 2021.

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands) - Unaudited

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Net (loss) income	$(241)	$(51)	$(296)	$470

Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period	(4,791)	447	(11,934)	(354)
Reclassification adjustment for gains realized in net income	—	—	—	(12)

Other comprehensive (loss) income before tax effect	(4,791)	447	(11,934)	(366)
Tax effect of other comprehensive (loss) income items	1,294	(120)	3,222	99

Other comprehensive (loss) income, net of tax	(3,497)	327	(8,712)	(267)

Comprehensive (loss) income	$(3,738)	$276	$(9,008)	$203

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands) - Unaudited

	Common stock	Additional paid- in capital	Unallocated common stock of ESOP	Treasury Stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance as of March 31, 2022	$64	$52,852	$(3,900)	$(301)	$41,560	$(5,073)	$85,202
Net loss	—	—	—	—	(241)	—	(241)
Other comprehensive loss	—	—	—	—	—	(3,497)	(3,497)
ESOP shares committed to be released (9,865 shares)	—	7	44	—	—	—	51
Purchase of ESOP shares	—	—	(545)	—	—	—	(545)
Retirement of common stock	—	(64)	—	—	—	—	(64)
Stock compensation expense	—	60	—	—	—	—	60

Balance as of June 30, 2022	$64	$52,855	$(4,401)	$(301)	$41,319	$(8,570)	$80,966

Balance as of March 31, 2021	$49	$20,180	$(1,597)	$(1,228)	$42,051	$544	$59,999
Net loss	—	—	—	—	(51)	—	(51)
Other comprehensive income	—	—	—	—	—	327	327
ESOP shares committed to be released (1,755 shares) (1)	—	13	17	—	—	—	30
Retirement of common stock	—	(70)	—	—	—	—	(70)
Stock compensation expense	—	65	—	—	—	—	65

Balance as of June 30, 2021	$49	$20,188	$(1,580)	$(1,228)	$42,000	$871	$60,300

Balance as of January 1, 2022	$64	$52,805	$(3,432)	$(301)	$41,615	$142	$90,893
Net loss	—	—	—	—	(296)	—	(296)
Other comprehensive loss	—	—	—	—	—	(8,712)	(8,712)
Reimbursement of stock offering costs	—	1	—	—	—	—	1
Purchase of ESOP shares	—	—	(1,062)	—	—	—	(1,062)
ESOP shares committed to be released (14,798 shares)	—	8	93	—	—	—	101
Retirement of common stock	—	(78)	—	—	—	—	(78)
Stock compensation expense	—	119	—	—	—	—	119

Balance as of June 30, 2022	$64	$52,855	$(4,401)	$(301)	$41,319	$(8,570)	$80,966

Balance as of January 1, 2021	$49	$20,134	$(1,615)	$(1,228)	$41,530	$1,138	$60,008
Net income	—	—	—	—	470	—	470
Other comprehensive loss	—	—	—	—	—	(267)	(267)
Purchase of treasury stock	—	—	—	(15)	—		(15)
ESOP shares committed to be released (3,510 shares) (1)	—	16	35	—	—	—	51
Issuance of treasury stock – stock compensation plan	—	(15)	—	15	—	—	—
Retirement of common stock	—	(70)	—	—	—	—	(70)
Stock compensation expense	—	123	—	—	—	—	123

Balance as of June 30, 2021	$49	$20,188	$(1,580)	$(1,228)	$42,000	$871	$60,300

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1).
See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) - Unaudited

	Six months ended June 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(296)	$470
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization of investment securities	90	15
Depreciation	310	331
Provision for loan losses	210	—
Net change in fair value of marketable equity securities	733	(372)
Net gain on sale of available for sale securities	—	(12)
Stock compensation expense	119	123
Adjustment to mortgage servicing rights valuation	—	(369)
(Benefit from) provision for deferred income tax	(192)	102
Originations of mortgage loans held for sale	(13,760)	(67,969)
Proceeds from sales of mortgage loans held for sale	14,865	70,026
Net gain on sale of mortgage loans held for sale	(184)	(913)
ESOP compensation	101	51
Net change in cash value of life insurance	(209)	(201)
Changes in operating assets and liabilities:
Net change in mortgage servicing rights	97	66
Accrued interest receivable and other assets	(831)	(1,492)
Accrued interest payable and other liabilities	(520)	667

Net cash provided by operating activities	533	523

Cash Flows From Investing Activities
Proceeds from sales of available for sale securities	—	1,018
Maturities, prepayments, and calls of available for sale securities	10,879	5,116
Purchases of available for sale securities	(37,139)	(39,218)
Net change in marketable equity securities	(56)	—
Net increase in loans	(26,040)	(1,830)
Net capital expenditures for premises and equipment	(131)	(94)

Net cash used in investing activities	(52,487)	(35,008)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(1,439)	86,336
Net increase in advance payments by borrowers for taxes and insurance	5,879	6,430
Proceeds from issuance of Federal Home Loan Bank advances	10,000	—
Principal payments on Federal Home Loan Bank advances	(8,007)	(4,975)
Reimbursement of stock offering costs	1	—
Purchases of treasury stock	—	(15)
Purchase of ESOP shares	(1,062)	—

Net cash provided by financing activities	5,372	87,776

Net (decrease) increase in cash and cash equivalents	(46,582)	53,219
Cash and cash equivalents at beginning of period	66,803	92,526

Cash and cash equivalents at end of period	$20,221	$145,817

Supplemental cash flow information:
Cash paid during the year for interest	$691	$902
Noncash activities:
Retirement of common stock	$78	$70
Issuance of treasury stock – stock compensation plans	—	15
See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION
1895 Bancorp of Wisconsin, Inc., a Maryland corporation (the “Company” or “New 1895 Bancorp”) was formed to serve as the stock holding company for PyraMax Bank, FSB (the “Bank”) as part of the mutual-to-stock
conversion of 1895 Bancorp of Wisconsin, MHC. Upon completion of the conversion, which occurred on July 14, 2021, 1895 Bancorp of Wisconsin, MHC and 1895 Bancorp of Wisconsin, a federal corporation (“Old 1895 Bancorp”), ceased to exist and New 1895 Bancorp became the successor corporation to Old 1895 Bancorp. The conversion was accomplished by the merger of 1895 Bancorp of Wisconsin, MHC with and into Old 1895 Bancorp followed by the merger of Old 1895 Bancorp with and into New 1895 Bancorp. The shares of New 1895 Bancorp common stock that were offered for sale in connection with the conversion represented the majority ownership interest in Old 1895 Bancorp owned by 1895 Bancorp of Wisconsin, MHC. On July 14, 2021, public stockholders of Old 1895 Bancorp received 1.3163 shares of common stock of New 1895 Bancorp in exchange for each of their shares of Old 1895 Bancorp common stock. The shares of Old 1895 Bancorp common stock owned by 1895 Bancorp of Wisconsin, MHC were canceled at that time. The conversion and offering were completed on July 14, 2021, and New 1895 Bancorp was organized as a fully public stock holding company, with 100% of the common stock being held by the public. The consolidated financial statements and other financial information contained in these consolidated financial statements are for New 1895 Bancorp.
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
The accompanying unaudited interim consolidated financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in stockholder’s equity and cash flows as of and for the periods presented. Certain amounts from prior periods have been reclassified to conform with current period presentation.
The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 29, 2022.
In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the fair value of investment securities, financial instruments and mortgage servicing rights, and the valuation of deferred income tax assets. Actual results could differ from those estimates.
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

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

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
10-Q
were issued.
On July 29, 2022, the Company announced the Board of Directors of the Company had adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 5% of the current outstanding shares. The program is subject to regulatory non-objection.
There were no additional significant subsequent events for the quarter ended June 30, 2022 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.
NOTE 2 – RECENT ACCOUNTING STANDARDS
The following Accounting Standards Updates (“ASUs”) have been issued by the Financial Accounting Standards Board (“FASB”) and may impact the Company’s financial statements in future reporting periods:
ASU
2016-13,
Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326)
. ASU
2016-13
requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In November 2019, the FASB issued ASU
2019-10,
Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. ASU
2016-13
will be effective for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2022. In March 2022, the FASB issued ASU
2022-02—Financial
Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for TDRs by creditors in Subtopic
310-40,
Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, ASU
2022-02
requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic
326-20,
Financial Instruments—Credit Losses—Measured at Amortized Cost in the vintage disclosures required by paragraph
326-20-50-6.
ASU
No. 2022-02
is effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The amendments should be applied prospectively, however, an entity has the option to apply a modified retrospective transition method related to the recognition and measurement of TDRs, which would result in a cumulative effect adjustment to retained earnings in the period of adoption. Management has elected to defer adoption of ASC
2016-13,
as well as ASU
2022-02,
until January 1, 2023. The Company has implemented and is currently testing and evaluating a third-party software solution to assist with the adoption of ASU
2016-13.
The impact of adopting ASU
2016-13
on the Company’s consolidated financial statements is still being quantified. Management will continue to progress on its implementation project plan and improve the Company’s approach throughout the deferral period.
ASU
2016-02,
Leases (Topic 842)
. This ASU affects any entity that enters into a lease and is intended to increase the transparency and comparability of financial reporting. The ASU requires, among other changes, a lessee to recognize on its balance sheet a lease asset and a lease liability for those leases previously classified as operating leases. The lease asset will represent the right to use the underlying asset for the lease term, and the lease liability will represent the discounted value of the required lease payments to the lessor. The ASU will also require entities to disclose key information about leasing arrangements. ASU
2016-02
is effective for interim and annual reporting periods beginning after December 15, 2019. Early adoption is permitted.

NOTE 2 – RECENT ACCOUNTING STANDARDS (continued)

On November 15, 2019, the FASB issued ASU
2019-10,
Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. On June 3, 2020, the FASB issued ASU
2020-05,
Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective D
ates for Cert
ain Entities, updating the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASC 842 on January 1, 2022. The cumulative effect did not have a material impact on the Company’s statements of operations. Where the Company is a lessee, the Company recorded an initial increase in both assets and liabilities of $529,000 to reflect the right of use asset and the lease liability.
NOTE 3 –
AVAILABLE-FOR-SALE
SECURITIES
The amortized costs and fair values of securities
available-for-sale
were as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
U.S. Treasury notes	$29,555	$—	$(2,227)	$27,328
Obligations of states and political subdivisions	21,418	17	(2,889)	18,546
Government-sponsored mortgage-backed securities	80,261	19	(6,579)	73,701
Asset-backed securities	5,723	—	(71)	5,652
Certificates of deposit	1,459	—	(10)	1,449

Total	$138,416	$36	$(11,776)	$126,676

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in thousands)
U.S. Treasury notes	$19,501	$8	$(25)	$19,484
Obligations of states and political subdivisions	20,758	207	(205)	20,760
Government-sponsored mortgage-backed securities	64,049	563	(463)	64,149
Asset-backed securities	6,479	45	(1)	6,523
Certificates of deposit	1,459	65	—	1,524

Total	$112,246	$888	$(694)	$112,440

Available-for-sale
securities with a carrying value of $4.1 million and $1.8 million were pledged as collateral at June 30, 2022 and December 31, 2021, respectively.
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

NOTE 3 –
AVAILABLE-FOR-SALE
SECURITIES (continued)

	June 30, 2022
	Amortized Cost	Fair Value

	(in thousands)
Debt and other securities:
Due in one year or less	$1,790	$1,783
Due after one through 5 years	20,892	19,646
Due after 5 through 10 years	18,661	16,772
Due after 10 years	11,089	9,122

Total debt and other securities	52,432	47,323
Mortgage-related securities	80,261	73,701
Asset-backed securities	5,723	5,652

Total	$138,416	$126,676

Gross unrealized losses on securities
available-for-sale
and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)
U.S. Treasury notes	$27,328	$(2,227)	$—	$—	$27,328	$(2,227)
Obligations of states and political subdivisions	14,506	(2,102)	3,433	(787)	17,939	(2,889)
Government-sponsored mortgage-backed securities	67,633	(5,849)	4,724	(730)	72,357	(6,579)
Asset-backed securities	5,345	(71)	—	—	5,345	(71)
Certificates of deposit	1,234	(10)	—	—	1,234	(10)

Total	$116,046	$(10,259)	$8,157	$(1,517)	$124,203	$(11,776)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

	(in thousands)
U.S. Treasury notes	$12,971	$(25)	$—	$—	$12,971	$(25)
Obligations of states and political subdivisions	5,414	(82)	4,105	(123)	9,519	(205)
Government-sponsored mortgage-backed securities	39,392	(463)	—	—	39,392	(463)
Asset-backed securities	808	(1)	—	—	808	(1)

Total	$58,585	$(571)	$4,105	$(123)	$62,690	$(694)

At June 30, 2022 and December 31, 2021, respectively, the Company had 90 and 24 debt securities with unrealized losses representing aggregate depreciation of approximately 9.3% and 1.1%, respectively, from their respective amortized cost basis. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.
The following table provides a summary of the proceeds from sales of securities available-for-sale,
as well as gross gains and losses, for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Proceeds from sales of securities available-for-sale	$—	$—	$—	$1,018

Gross realized gains	$—	$—	$—	$12
Gross realized losses	—	—	—	—

Net realized gains	$—	$—	$—	$12

NOTE 4 – LOANS
Major classifications of loans are summarized as follows:

	June 30, 2022	December 31, 2021

	(in thousands)
Commercial:
Real estate	$205,402	$185,223
Land development	—	1,400
Other	42,858	38,160
Residential real estate:
First mortgage	83,165	80,661
Construction	3,726	3,388
Consumer:
Home equity and lines of credit	16,592	17,032
Other	145	128

Subtotal	351,888	325,992
Net deferred loan costs	863	655
Allowance for loan losses	(3,132)	(2,858)

Loans, net	$349,619	$323,789

Deposit accounts in an overdrawn position and reclassified as loans totaled $26,000 and $106,000 at June 30, 2022 and December 31, 2021, respectively.
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
During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of June 30, 2022 and December 31, 2021, respectively, the Company had transferred $34.9 million and $32.1 million in participation loans which were eligible for sales treatment to other financial institutions, all of which continue to be serviced by the Company.
An analysis of past due loans is presented below:

	June 30, 2022
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans

	(in thousands)
Commercial:
Real estate	$—	$—	$—	$205,402	$205,402
Land development	—	—	—	—	—
Other	—	—	—	42,858	42,858
Residential real estate:
First mortgage	69	—	69	83,096	83,165
Construction	—	—	—	3,726	3,726
Consumer:
Home equity and lines of credit	27	—	27	16,565	16,592
Other	—	—	—	145	145

Total	$96	$—	$96	$351,792	$351,888

NOTE 4 – LOANS (continued)

	December 31, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans

	(in thousands)
Commercial:
Real estate	$—	$—	$—	$185,223	$185,223
Land development	—	—	—	1,400	1,400
Other	33	—	33	38,127	38,160
Residential real estate:
First mortgage	342	—	342	80,319	80,661
Construction	—	—	—	3,388	3,388
Consumer:
Home equity and lines of credit	—	—	—	17,032	17,032
Other	—	—	—	128	128

Total	$375	$—	$375	$325,617	$325,992

There were no loans 90 days or more past due and accruing interest as of June 30, 2022 or December 31, 2021, respectively.
A summary of activity in the allowance for loan losses for the three and six months ended June 30, 2022 and June 30, 2021, respectively, is presented below:

	Commercial	Residential	Consumer	Total

	(in thousands)
Three months ended June 30, 2022
Allowance for loan losses
Beginning balance	$1,814	$745	$458	$3,017
Provision for loan losses	105	—	—	105
Loans charged-off	—	—	(1)	(1)
Recoveries	5	—	6	11

Ending balance	$1,924	$745	$463	$3,132

Three months ended June 30, 2021
Allowance for loan losses
Beginning balance	$1,614	$745	$340	$2,699
Provision for loan losses	—	—	—	—
Loans charged-off	—	—	(1)	(1)
Recoveries	4	—	30	34

Ending balance	$1,618	$745	$369	$2,732

	Commercial	Residential	Consumer	Total

	(in thousands)
Six months ended June 30, 2022
Allowance for loan losses
Beginning balance	$1,657	$745	$456	$2,858
Provision for loan losses	210	—	—	210
Loans charged-off	—	—	(4)	(4)
Recoveries	57	—	11	68

Ending balance	$1,924	$745	$463	$3,132

Six months ended June 30, 2021
Allowance for loan losses
Beginning balance	$1,609	$745	$349	$2,703
Provision for loan losses	—	—	—	—
Loans charged-off	—	—	(17)	(17)
Recoveries	9	—	37	46

Ending balance	$1,618	$745	$369	$2,732

NOTE 4 – LOANS (continued)

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	June 30, 2022
	Commercial	Residential	Consumer	Total

	(in thousands)
Loans:
Individually evaluated for impairment	$4,009	$1,192	$35	$5,236
Collectively evaluated for impairment	244,251	85,699	16,702	346,652

Total loans	$248,260	$86,891	$16,737	$351,888

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,924	745	463	3,132

Total allowance for loan losses	$1,924	$745	$463	$3,132

	December 31, 2021
	Commercial	Residential	Consumer	Total

	(in thousands)
Loans:
Individually evaluated for impairment	$4,833	$1,357	$37	$6,227
Collectively evaluated for impairment	219,950	82,692	17,123	319,765

Total loans	$224,783	$84,049	$17,160	$325,992

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,657	745	456	2,858

Total allowance for loan losses	$1,657	$745	$456	$2,858

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

NOTE 4 – LOANS (continued)

A summary of the Company’s internal risk ratings of loans is presented below:

	June 30, 2022
	Pass	Watch and Special Mention	Substandard	Total

	(in thousands)
Commercial:
Real estate	$196,641	$5,188	$3,573	$205,402
Land development	—	—	—	—
Other	40,556	1,866	436	42,858

Total	$237,197	$7,054	$4,009	$248,260

	December 31, 2021
	Pass	Watch and Special Mention	Substandard	Total

	(in thousands)
Commercial:
Real estate	$172,172	$8,963	$4,088	$185,223
Land development	1,400	—	—	1,400
Other	37,414	1	745	38,160

Total	$210,986	$8,964	$4,833	$224,783

There were no loans rated Doubtful or Loss as of June 30, 2022 or December 31, 2021, respectively.
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

	June 30, 2022
	Performing	Non Performing	Total

	(in thousands)
Residential real estate:
First mortgage	$82,383	$782	$83,165
Construction	3,726	—	3,726
Consumer:
Home equity and lines of credit	16,557	35	16,592
Other	145	—	145

Total	$102,811	$817	$103,628

NOTE 4 – LOANS (continued)

	December 31, 2021
	Performing	Non Performing	Total

	(in thousands)
Residential real estate:
First mortgage	$79,722	$939	$80,661
Construction	3,388	—	3,388
Consumer:
Home equity and lines of credit	16,954	78	17,032
Other	128	—	128

Total	$100,192	$1,017	$101,209

Information regarding impaired loans is presented below:

	As of and for the Six Months Ended June 30, 2022
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized

	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	—	—

Impaired loans with no reserve:
Commercial:
Real estate	3,573	3,573	NA	3,785	71
Land development	—	—	NA	—	—
Other	436	436	NA	505	62
Residential real estate:
First mortgage	1,192	1,412	NA	1,271	32
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	35	40	NA	36	1
Other	—	—	NA	—	—

Total impaired loans with no reserve	5,236	5,461	NA	5,597	166

Total impaired loans	$5,236	$5,461	$—	$5,597	$166

NOTE 4 – LOANS (continued)

	As of and for the Year Ended December 31, 2021
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized

	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total impaired loans with reserve	—	—	—	—	—

Impaired loans with no reserve:
Commercial:
Real estate	4,088	4,089	NA	5,615	213
Land development	—	—	NA	734	33
Other	745	796	NA	1,478	35
Residential real estate:
First mortgage	1,357	1,572	NA	914	34
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	37	41	NA	17	22
Other	—	—	NA	—	—

Total impaired loans with no reserve	6,227	6,498	NA	8,758	337

Total impaired loans	$6,227	$6,498	$—	$8,758	$337

Management regularly monitors impaired loan relationships. In the event facts and circumstances change, additional reserves may be necessary.
There were no additional funds committed to impaired loans as of June 30, 2022 and December 31, 2021, respectively.
Nonperforming loans are as follows:

	June 30, 2022	December 31, 2021

	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$630	$826
Nonaccrual loans, troubled debt restructurings	187	191

Total nonperforming loans	$817	$1,017

Troubled debt restructurings, accruing	$410	$418

NOTE 4 – LOANS (continued)

There were no loans modified as troubled debt restructurings during the six months ended June 30, 2022 and year ended December 31, 2021, respectively.
The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to
COVID-19
made between March 1, 2020 and the earlier of (i) December 31, 2021 or (ii) 60 days after the end of the
COVID-19
national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of June 30, 2022, the Company had 1 to 3 month deferrals of approximately $251,000 in interest, escrow, and principal payments on $5.7 million in outstanding loans.
The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the six months ended June 30, 2022 and 2021.
Information on
non-accrual
loans is presented below:

	June 30, 2022	December 31, 2021

	(in thousands)
Commercial:
Real estate	$—	$—
Land development	—	—
Other	—	—
Residential real estate:
First mortgage	782	939
Construction	—	—
Consumer:
Home equity and lines of credit	35	78
Other	—	—

Total non-accrual loans	$817	$1,017

Total non-accrual loans to total loans	0.23%	0.31%
Total non-accrual loans to total assets	0.15%	0.19%
NOTE 5 – MORTGAGE SERVICING RIGHTS
Loans serviced for others are not included in the Company’s consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $317.5 million and $332.9 million as of June 30, 2022 and December 31, 2021, respectively.
A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

	(in thousands)		(in thousands)
Mortgage servicing rights beginning balance	$1,988	$2,147	$2,036	$1,806
Additions	20	117	47	320
Amortization	(69)	(155)	(144)	(386)
Decrease in valuation allowance	—	—	—	369

Mortgage servicing rights ending balance	$1,939	$2,109	$1,939	$2,109

Fair value at beginning of period	$2,811	$2,153	$2,477	$1,806
Fair value at end of period	$3,273	$2,361	$3,273	$2,361

NOTE 5 – MORTGAGE SERVICING RIGHTS (continued)

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of June 30, 2022, the model used discount rates ranging from 9.5% to 13%, and prepayment speeds ranging from 11.3% to 26.8%, respectively, both of which were based on market data from independent organizations. As of June 30, 2021 the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 12.8% to 35.8%, respectively, both of which were based on market data from independent organizations.
The following table summarizes the estimated future amortization expense for mortgage servicing rights for the annual periods indicated. The projections of amortization expense are based on existing asset balances as of June 30, 2022. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

(in thousands)
Estimated future amortization as of June 30, 2022:
2022	$127
2023	234
2024	208
2025	186
2026	164
Thereafter	1,020

Total	$1,939

NOTE 6 – DEPOSITS
The composition of deposits is summarized below:

	June 30, 2022	December 31, 2021

	(in thousands)
Non-interest bearing checking	$102,998	$106,664
Interest bearing checking	34,016	37,467
Money market	95,878	94,823
Statement savings	67,456	64,954
Certificates of deposit	82,714	80,593

Total	$383,062	$384,501

The Company held $8.4 million and $10.0 million in certificates of deposit which met or exceeded the FDIC insurance limit of $250,000 as of June 30, 2022 and December 31, 2021, respectively. The Company did not hold any brokered deposits as of June 30, 2022 and December 31, 2021.
As of June 30, 2022, the scheduled maturities of certificates of deposit for the annual periods are presented below:

(in thousands)
2022	$38,552
2023	33,484
2024	1,209
2025	8,823
2026	347
Thereafter	299

Total	$82,714

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

	June 30, 2022		December 31, 2021
	Rate	Amount	Rate	Amount

	(dollars in thousands)
Fixed rate, fixed term advance, maturing Feb 2022	N/A	$—	1.62%	$6,500
Fixed rate, fixed term advance, maturing Feb 2023	1.62%	6,500	1.62%	6,500
Putable advance, maturing Oct 2029 first put option date Nov 2020	1.03%	10,000	1.03%	10,000
Putable advance, maturing Feb 2030 first put option date Feb 2023	0.98%	5,000	0.98%	5,000
Putable advance, maturing Mar 2030 first put option date Mar 2025	0.89%	10,000	0.89%	10,000
Putable advance, maturing Mar 2032 first put option date Mar 2027	1.74%	10,000	—	—
Advance structured note, payments due monthly, maturing Feb 2030	—	—	7.47%	542
Advance structured note, payments due monthly, maturing April 2030	1.05%	7,922	1.05%	8,405
Advance structured note, payments due monthly, maturing May 2030	1.19%	8,013	1.19%	8,495

Total		$57,435		$55,442

The scheduled maturities and required principal payments of Federal Home Loan Bank advances are presented below:

	June 30, 2022
	Weighted Average Rate	Amount

	(dollars in thousands)
2022	1.12%	$971
2023	1.50%	8,457
2024	1.12%	1,979
2025	1.12%	2,002
2026	1.12%	2,024
Thereafter	1.17%	42,002

Total		$57,435

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
The Company has pledged qualifying loans of $232.5 million and $232.7 million as collateral for Federal Home Loan Bank advances as of June 30, 2022 and December 31, 2021, respectively. Collateral values to borrow against were approximately $158.8 million and $147.5 million as of June 30, 2022 and December 31, 2021, respectively. Federal Home Loan Bank advances are also secured by approximately $3.0 million of Federal Home Loan Bank stock held by the Company as of June 30, 2022 and December 31, 2021. The Company’s available and unused portion of this borrowing agreement totaled $85.4 million and $90.9 million as of June 30, 2022 and December 31, 2021, respectively. Additional borrowing would require additional stock purchase.
Additionally, at June 30, 2022 the Company had a $15.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at June 30, 2022. The Company also had a $10.4 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $13.3 million at June 30, 2022. The Company had not drawn on the Federal Reserve line as of June 30, 2022.

NOTE 8 – INCOME TAXES
Income tax (benefit) expense was ($133,000) and ($58,000) for the three months ended June 30, 2022 and 2021, respectively, and ($192,000) and $102,000 for the six months ended June 30, 2022 and 2021, respectively.
Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of June 30, 2022, and December 31, 2021, the deferred tax valuation allowance was $934,000, reducing our net deferred tax asset to $7.2 million and $3.8 million at each respective date.
Due to recent changes in market conditions and current events related to
COVID-19,
the board and management continue to assess their deferred tax assets including forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.
NOTE 9 – COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at June 30, 2022.
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

	June 30, 2022
	Fixed Rate	Variable Rate	Total

	(in thousands)
Commitments to extend credit	$16,740	$62,575	$79,315
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,309	—	1,309
Commitments to sell loans	3,012	—	3,012
Overdraft protection program commitments	3,932	—	3,932

	December 31, 2021
	Fixed Rate	Variable Rate	Total

	(in thousands)
Commitments to extend credit	$21,586	$56,921	$78,507
Standby letters of credit	—	175	175
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,214	—	1,214
Commitments to sell loans	5,410	—	5,410
Overdraft protection program commitments	3,993	—	3,993

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
The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $2.2 million of commitments to deliver loans through the Program as of June 30, 2022. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of June 30, 2022, and December 31, 2021, the Company had no liability outstanding related to the Program.
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
On January 8, 2019, the ESOP purchased 175,528 shares (231,047 shares adjusted for the conversion) of the Company’s common stock, which was funded by a loan from Old 1895 Bancorp. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP, and discretionary contributions from the Company to the ESOP and earnings thereon.
As part of the
mutual-to-stock
conversion and stock offering completed on July 14, 2021, the ESOP refinanced the aforementioned loan with New 1895 Bancorp, enabling the ESOP to purchase an aggregate of 283,360 additional shares of common stock. During the six months ended June 30, 2022, the ESOP purchased 96,446 additional shares at an average price of $10.95. As of June 30, 2022, the ESOP had purchased 283,360 of the additional shares at an average price of $10.90.

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
The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $51,000 and $30,000 in compensation expense for the three months ended June 30, 2022 and June 30, 2021, respectively, and $101,000 and $51,000 for the six months ended June 30, 2022 and June 30, 2021, respectively.
The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	June 30, 2022	December 31, 2021

	(dollars in thousands)
Shares committed to be released	9,865	22,401
Total allocated shares	37,640	15,239
Total unallocated shares	463,658	377,077

Total ESOP shares	511,163	414,717

Fair value of unallocated shares (based on $10.25 and $10.99 share price as of June 30, 2022 and December 31, 2021, respectively)	$4,752	$4,144

NOTE 11 – RELATED PARTY TRANSACTIONS
A summary of loans to directors, executive officers, and their affiliates follows:

	June 30, 2022	December 31, 2021

	(in thousands)
Beginning balance	$932	$1,034
Adjustments due to changes in directors, executive officers, and/or principal stockholders	—	202
New loans	4	53
Repayments	(56)	(357)

Ending balance	$880	$932

Deposits from directors, executive officers, and their affiliates totaled $1.1 million at June 30, 2022 and December 31, 2021, respectively.
The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were immaterial for the three and six months ended June 30, 2022 and 2021, respectively.
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

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

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
Some assets and liabilities, such as securities
available-for-sale,
are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as impaired loans, may be measured at fair value on a nonrecurring basis.
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

		Recurring Fair Value Measurements Using
	June 30, 2022	Level 1	Level 2	Level 3

	(in thousands)
Marketable equity securities	$2,867	$2,867	$—	$—
Securities available-for-sale:
U.S. Treasury notes	27,328	—	27,328	—
Obligations of states and political subdivisions	18,546	—	18,546	—
Government-sponsored mortgage-backed securities	73,701	—	73,701	—
Asset-backed securities	5,652	—	5,652	—
Certificates of deposit	1,449	—	1,449	—

Total	$129,543	$2,867	$126,676	$—

		Recurring Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3

	(in thousands)
Marketable equity securities	$3,544	$3,544	$—	$—
Securities available-for-sale:
U.S. Treasury notes	19,484	—	19,484	—
Obligations of states and political subdivisions	20,760	—	20,760	—
Government-sponsored mortgage-backed securities	64,149	—	64,149	—
Asset-backed securities	6,523	—	6,523	—
Certificates of deposit	1,524	—	1,524	—

Total	$115,984	$3,544	$112,440	$—

Impaired loans are measured at fair value on a
non-recurring
basis. There were no loans that were considered impaired with a specific valuation allowance as of June 30, 2022 and December 31, 2021.
Mortgage servicing rights are measured at fair value on a
non-recurring
basis. There was no impairment on mortgage servicing rights as of June 30, 2022 and December 31, 2021.

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

The carrying values and estimated fair values of financial instruments are presented below:

	June 30, 2022
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$20,221	$20,221	$—	$—
Available-for-sale securities	126,676	—	126,676	—
Marketable equity securities	2,867	2,867	—	—
Loans held for sale	262	—	262	—
Loans	349,619	—	—	331,153
Rate lock commitments	17	—	—	17
Accrued interest receivable	1,027	1,027	—	—
Federal Home Loan Bank stock	3,032	—	—	3,032
Cash value of life insurance	14,101	—	—	14,101
Financial liabilities:
Deposits	383,062	300,347	—	81,348
Advance payments by borrowers for taxes and insurance	7,739	7,739	—	—
Federal Home Loan Bank advances	57,435	—	—	54,130
Accrued interest payable	128	128	—	—

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$66,803	$66,803	$—	$—
Available-for-sale securities	112,440	—	112,440	—
Marketable equity securities	3,544	3,544	—	—
Loans held for sale	1,183	—	1,183	—
Loans	323,789	—	—	323,182
Rate lock commitments	30	—	—	30
Accrued interest receivable	948	948	—	—
Federal Home Loan Bank Stock	3,032	—	—	3,032
Cash value of life insurance	13,892	—	—	13,892
Financial liabilities:
Deposits	384,501	303,908	—	80,473
Advance payments by borrowers for taxes and insurance	1,860	1,860	—	—
Federal Home Loan Bank advances	55,442	—	—	55,981
Accrued interest payable	109	109	—	—
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
NOTE 13 – EQUITY AND REGULATORY MATTERS
PyraMax Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, PyraMax Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet
items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about their components, risk weightings and other factors. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small bank holding companies with consolidated assets under $3 billion.
Quantitative measures established by regulation to ensure capital adequacy require PyraMax Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. PyraMax Bank met all applicable capital adequacy requirements as of June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022, and December 31, 2021, PyraMax Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PyraMax Bank must maintain minimum regulatory capital ratios as set forth in the table below. PyraMax Bank’s actual and required capital amounts and ratios are presented below:

	June 30, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$64,385	11.8%	$21,897	4.0%	$27,371	5.0%
Risk-based:
Common Equity Tier 1	64,385	17.0%	17,017	4.5%	24,579	6.5%
Tier 1	64,385	17.0%	22,689	6.0%	30,252	8.0%
Total	67,516	17.9%	30,252	8.0%	37,814	10.0%

	December 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$65,179	11.9%	$21,838	4.0%	$27,298	5.0%
Risk-based:
Common Equity Tier 1	65,179	19.4%	15,124	4.5%	21,846	6.5%
Tier 1	65,179	19.4%	20,166	6.0%	26,888	8.0%
Total	68,037	20.2%	26,888	8.0%	33,610	10.0%

NOTE 14 – EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period, excluding outstanding participating securities. Participating securities include non-vested
restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units are issued until the settlement of such units, to the extent holders of these securities receive non-forfeitable
dividends or dividend equivalents at the same rate as holders of the Company’s common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations. For the three and six months ended June 30, 2022, 169,167 and 179,938 average shares, respectively, were excluded from the computation of diluted EPS because the effect would be antidilutive. For the three and six months ended June 30, 2021, 149,020 and 11,436 (196,155 and 15,053 shares adjusted for conversion) average shares were excluded from the computation of diluted EPS because the effect would be antidilutive.
Earnings (loss) per common share for the three and six months ended June 30, 2022 and 2021 are presented in the following table.

	Three months ended June 30,
	2022	2021 (1)	2021 (2)

	(In thousands, except per share amounts)
Net (loss) income	$(241)	$(51)	$(51)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	6,289	4,759	6,264
Less: Weighted average unallocated ESOP shares	446	159	209

Weighted average shares outstanding for basic EPS	5,843	4,600	6,065
Additional dilutive shares	—	—	—

Weighted average shares outstanding for dilutive EPS	5,843	4,600	6,065

Basic (loss) income per share	$(0.04)	$(0.01)	$(0.01)

Diluted (loss) income per share	$(0.04)	$(0.01)	$(0.01)

	Six months ended June 30,
	2022	2021 (1)	2021 (2)

	(In thousands, except per share amounts)
Net (loss) income	$(296)	$470	$470

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	6,282	4,754	6,247
Less: Weighted average unallocated ESOP shares	424	160	210

Weighted average shares outstanding for basic EPS	5,858	4,594	6,047
Additional dilutive shares	—	62	81

Weighted average shares outstanding for dilutive EPS	5,858	4,656	6,128

Basic (loss) income per share	$(0.05)	$0.10	$0.08

Diluted (loss) income per share	$(0.05)	$0.10	$0.08

(1)	Amounts related to periods prior to the date of Conversion (July 2021) have not been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1).
(2)	Amounts related to periods prior to the date of Conversion (July 2021) have been restated to give the retroactive recognition to the exchange ratio applied in the Conversion (1.3163) (See Note 1)

NOTE 15 – STOCK BASED COMPENSATION
Stock-Based Compensation Plan
On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 (313,894 stock options adjusted for the conversion) stock options and 95,387 (125,557 shares adjusted for the conversion) restricted shares were approved for award. The stock options granted to employees and non-employee
directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee
directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.
Accounting for Stock-Based Compensation Plan
The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model. The fair value of restricted shares is equal to the quoted NASDAQ market closing price on the date of grant. The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense is included in salaries and employee benefits in the consolidated statements of operations. The following assumptions were used in estimating the fair value of options granted during the six months ended June 30, 2022 and June 30, 2021:

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.06%	0.96%
Expected volatility	24.64%	24.64%
Weighted average expected life	6.5	6.5
Weighted average per share value of options	$3.25	$2.76
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

NOTE 15 – STOCK BASED COMPENSATION (continued)

A summary of the Company’s stock option activity for the six months ended June 30, 2022 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2021	300,720	$6.19	8.40	$1,443,067
Granted	18,955	10.00	6.50	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding June 30, 2022	319,675	6.42	8.03	$1,209,321

Options exercisable at June 30, 2022	112,824	6.09	7.86	$463,999

The following table summarizes information about the Company’s nonvested stock option activity for the six months ended June 30, 2022:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	248,043	$1.58
Granted	18,955	3.25
Vested (1)	(60,147)	1.56
Forfeited	—	—

Nonvested at June 30, 2022	206,851	$1.74

(1)	Includes 2,105 shares vested under a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.
The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $24,000 and $26,000 in stock option expense during the three months ended June 30, 2022 and 2021. Additionally, the Company recognized $47,000 and $48,000 in stock option expense during the six months ended June 30, 2022 and 2021, respectively.
At June 30, 2022, the Company had $337,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 3.33 years.
The following table summarizes information about the Company’s restricted stock activity for the six months ended June 30, 2022:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	97,128	$6.25
Granted	7,371	10.00
Vested (1)(2)	(23,532)	6.20
Forfeited	—	—

Nonvested at June 30, 2022	80,967	$6.60

(1)	Includes 263 shares vested under a restricted stock inducement award to the Company’s President and Chief Operating Officer.
(2)	Includes 7,238 shares surrendered by employees to cover payroll tax costs related to the vested shares.
The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $36,000 and $39,000 in restricted stock expense during the three months ended June 30, 2022 and 2021, respectively. Additionally, the Company recognized $72,000 and $75,000 in restricted stock shares expense during the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, the Company had $500,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.26 years.

NOTE 16 – LEASES
The Company has operating leases consisting primarily of real estate leases. The Company leases real estate property for bank branches and office space with terms extending through 2028. As of June 30, 2022, the Company reported $490,000 of right-of-use
asset and $490,000 lease liability in its consolidated balance sheet under other assets and other liabilities, respectively. The Company’s average remaining maturity for its leases is 5.75 years and its average discount rate is 1.79%.
At June 30, 2022, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $19,000 and $38,000 for the three and six months ended June 30, 2022, respectively, and $21,000 and $41,000 for the three and six months ended June 30, 2021, respectively.
Rent commitments were as follows as of June 30, 2022:

(in thousands)
2022	$43
2023	87
2024	89
2025	91
2026	93
Thereafter	112

Amounts representing interest	(25)

Total	$490

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
Management’s discussion and analysis of financial condition and results of operations at June 30, 2022 and for the three and six months ended June 30, 2022 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form
10-Q.
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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for loan losses;

•	the actual or anticipated impacts of military conflict, terrorism or other geopolitical events;

•	our ability to access cost-effective funding;

•	fluctuations in real estate values and both residential and commercial real estate market conditions;

•	demand for loans and deposits in our market area;

•	our ability to implement and change our business strategies;

•	competition among depository and other financial institutions;

•
inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made or will make;

•	adverse changes in the securities or secondary mortgage markets;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements, including as a result of Basel III;

•	the impact of the Dodd-Frank Act and the implementing regulations;

•	changes in the quality or composition of our loan or investment portfolios;

•	technological changes that may be more difficult or expensive than expected;

•	a failure in or breach of our operational or security systems or infrastructure, including cyberattacks;

•	the inability of third-party providers to perform as expected;

•	our ability to manage market risk, credit risk and operational risk in the current economic environment;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

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
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of
COVID-19,
certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to continue to have a material impact on our operations.
The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to
COVID-19
made between March 1, 2020 and the earlier of (i) December 31, 2021 or (ii) 60 days after the end of the
COVID-19
national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of June 30, 2022, the Company had 1 to 3 month deferrals of approximately $251,000 in interest, escrow, and principal payments on $5.7 million in outstanding loans.
The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans. The Company is actively participating in assisting our customers with applications for resources through the program. PPP loans will have: (a) an interest rate of 1.0%, (b)
two-year
and five-year loan terms to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. As part of the first round of this program, the Bank had funded 246 PPP loans totaling $30.3 million, with no outstanding balance remaining as of June 30, 2022.
On December 27, 2020, the Relief Act became law and provided an additional $284 billion for the PPP, as well as extending the PPP through June 30, 2021. As of June 30, 2022, we had funded 143 second round PPP loans totaling $10.5 million, of which $10.2 million had been forgiven as of June 30, 2022.

Because of the above and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed in our Annual Report on Form
10-K
under the heading “Risk Factors.”
Critical Accounting Policies
As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for loan losses, determination of fair value for financial instruments, and valuation of deferred income taxes. A summary of the accounting policies used by management is disclosed in Note 1, “Summary of Significant Accounting Policies” in the most recent Form
10-K
(fiscal year ended December 31, 2021) filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022.
Comparison of Financial Condition at June 30, 2022 and December 31, 2021
Total Assets.
 Total assets decreased $4.0 million, or 0.7%, to $535.6 million at June 30, 2022 from $539.6 million at December 31, 2021. This decrease was primarily due to a $46.6 million decrease in cash and cash equivalents, partially offset by a $25.8 million increase in loans held for investment, a $14.2 million increase in available-for-sale
investment securities and a $4.1 million increase in other assets.
Cash and Cash Equivalents.
Cash and cash equivalents decreased $46.6 million, or 69.7%, to $20.2 million at June 30, 2022 from $66.8 million at December 31, 2021. This decrease was primarily due to the purchase of $37.1 million in available-for-sale
securities, $26.0 million of net loan growth, $13.8 million in originations of loans held for sale and $8.0 million in principal payments on FHLB advances. These decreases were partially offset by $10.0 million from the issuance of an FHLB advance, $14.9 million from the sale of mortgage loans held for sale, $10.9 million from maturities, prepayments and calls of available-for-sale
securities and a $5.9 million increase in advance payments by borrowers for taxes and insurance.
Available-for-Sale
Securities.
 Available-for-sale
securities increased $14.2 million, or 12.7%, to $126.7 million at June 30, 2022, from $112.4 million at December 31, 2021. The increase was primarily due to purchases of securities totaling $37.1 million during the six months ended June 30, 2022, partially offset by maturities, prepayments and calls of securities totaling $10.9 million and a reduction in the unrealized gain held within the portfolio of $11.9 million, resulting in an unrealized loss of $11.7 million at June 30, 2022. The increase in securities purchases was the result of management’s strategy, implemented in the fourth quarter of 2021, to invest a significant portion of the Company’s liquidity that was held in cash and cash equivalents into securities with higher yields to increase future earnings, while maintaining a high degree of liquidity.
Loans Held for Sale.
 Loans held for sale decreased $921,000, or 77.9%, to $262,000 at June 30, 2022, from $1.2 million at December 31, 2021. This decrease was due primarily to a decrease in the volume of first mortgage residential real estate loan originations to be sold into the secondary market as a result of the changing interest rate environment. Mortgage loan originations and sales were $13.8 million and $14.9 million, respectively, during the first six months of 2022 compared to $68.0 million and $70.0 million, respectively, for the same period in 2021.
Net Loans.
 Net loans held for investment increased $25.8 million, or 8.0%, to $349.6 million at June 30, 2022, from $323.8 million at December 31, 2021. The increase in loans is consistent with the Company’s long-term loan growth strategy.
Other Assets.
Other assets increased $4.1 million, or 66.9%, from $6.1 million at December 31, 2021 to $10.2 million at June 30, 2022. This increase was primarily due to a $3.4 million increase in deferred tax assets, which was primarily the result of the increase in unrealized losses on available for sale securities. Other assets also increased as a result of a $490,000 increase in right of use lease assets as a result of the adoption of ASU
2016-02
in the first quarter of 2022, and a $312,000 increase in prepaid expenses, which was primarily due to the payment of annual insurance premiums in the first quarter of 2022.

Deposits.
 Deposits decreased $1.4 million, or 0.4%, to $383.1 million at June 30, 2022, from $384.5 million at December 31, 2021. This decrease was primarily due to a $3.7 million decrease in noninterest bearing checking accounts and a $3.5 million decrease in interest bearing checking accounts. These decreases were partially offset by a $2.5 million increase in statement savings accounts, a $2.1 million increase in certificates of deposit and a $1.1 million increase in money market accounts.
Advance Payments by Borrowers for Taxes and Insurance.
 Advance payments by borrowers for taxes and insurance increased $5.9 million to $7.7 million at June 30, 2022 from $1.8 million at December 31, 2021. The increase was due to normal seasonal activity.
Borrowings.
Borrowings, consisting entirely of FHLB advances, increased $2.0 million, or 3.6%, to $57.4 million at June 30, 2022, from $55.4 million at December 31, 2021. The increase was due to an advance of $10.0 million borrowed during the quarter ended June 30, 2022, partially offset by maturities and principal repayments on existing advances of $8.0 million.
Total Stockholders’ Equity.

Total stockholders’ equity decreased $9.9 million to $81.0 million at June 30, 2022, from $90.9 million at December 31, 2021. The decrease was primarily due to an $11.9 million increase in net unrealized losses on available-for-sale
securities, which net of taxes, resulted in a $8.7 million decrease in stockholders’ equity. The increase in net unrealized losses on available-for-sale securities resulted primarily from changes in market interest rates.

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

	Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$339,448	$3,009	3.59%	$336,634	$3,125	3.76%
Securities available-for-sale	128,204	566	1.79%	79,527	335	1.71%
Other interest-earning assets	36,623	92	1.02%	76,263	51	0.27%

Total interest-earning assets	504,275	3,667	2.95%	492,424	3,511	2.89%
Non-interest-earning assets	35,778			34,658

Total assets	$540,053			$527,082

Interest-earning liabilities:
NOW accounts	$36,367	$9	0.10%	$33,596	$10	0.12%
Money market accounts	96,782	73	0.31%	98,513	61	0.25%
Savings accounts	67,690	8	0.05%	65,042	8	0.05%
Certificates of deposit	84,240	97	0.47%	81,329	114	0.57%

Total interest-bearing deposits	285,079	187	0.27%	278,480	193	0.28%
Federal Home Loan Bank advances	57,802	181	1.27%	65,009	200	1.25%
Other interest-bearing liabilities	7,144	2	0.12%	7,733	—	—

Total interest-bearing liabilities	350,025	370	0.43%	351,222	393	0.45%
Non-interest-bearing deposits	103,148			90,099
Other non-interest-bearing liabilities	6,142			7,733

Total liabilities	459,315			449,054
Total stockholders’ equity	80,738			78,028

Total liabilities and stockholders’ equity	$540,053			$527,082

Net interest income		$3,297			$3,118

Net interest-earning assets	$154,250			$141,202

Interest rate spread (2)			2.52%			2.44%
Net interest margin (3)			2.65%			2.57%
Average interest-earning assets to average interest-bearing liabilities	144.07%			140.20%

(1)	Includes loan fees (expense) of $20,000 and ($8,000) for the three months ended June 30, 2022 and 2021, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$334,612	$6,299	3.80%	$334,682	$6,418	3.87%
Securities available-for-sale	131,090	1,114	1.71%	69,905	603	1.74%
Other interest-earning assets	38,656	139	0.73%	81,634	107	0.26%

Total interest-earning assets	504,358	7,552	3.02%	486,221	7,128	2.96%
Non-interest-earning assets	34,700			33,537

Total assets	$539,058			$519,758

Interest-earning liabilities:
NOW accounts	$36,430	$16	0.09%	$32,720	$19	0.11%
Money market accounts	96,746	144	0.30%	100,285	140	0.28%
Savings accounts	67,049	17	0.05%	63,532	18	0.06%
Certificates of deposit	82,614	179	0.44%	82,809	272	0.66%

Total interest-bearing deposits	282,839	356	0.25%	279,346	449	0.32%
Federal Home Loan Bank advances	56,293	350	1.25%	66,544	400	1.21%
Other interest-bearing liabilities	5,424	4	0.17%	6,480	—	—

Total interest-bearing liabilities	344,556	710	0.42%	352,370	849	0.49%
Non-interest-bearing deposits	104,585			76,819
Other non-interest-bearing liabilities	6,474			5,436

Total liabilities	455,615			434,625
Total stockholders’ equity	83,443			85,133

Total liabilities and stockholders’ equity	$539,058			$519,758

Net interest income		$6,842			$6,279

Net interest-earning assets	$159,802			$133,851

Interest rate spread (2)			2.60%			2.47%
Net interest margin (3)			2.74%			2.60%
Average interest-earning assets to average interest-bearing liabilities	146.38%			137.99%

(1)	Includes loan fees (expense) of $124,000 and ($49,000) for the six months ended June 30, 2022 and 2021, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest margin represents net interest income divided by average total interest-earning assets.

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
no out-of-period items
or adjustments included within the following table.

	Three Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$26	$(142)	$(116)
Securities	214	17	231
Other	(10)	51	41

Total interest-earning assets	230	(74)	156

Interest-bearing liabilities:
NOW	(1)	2	1
Money market deposits	1	(13)	(12)
Savings	—	—	—
Certificates of deposit	(4)	21	17

Total interest-bearing deposits	(4)	10	6
Borrowings	23	(4)	19
Other	—	(2)	(2)

Total interest-bearing liabilities	19	4	23

Change in net interest income	$249	(70)	179

	Six Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate

	(Dollars in thousands)
Interest-earning assets:
Loans	$(1)	$(118)	$(119)
Securities	520	(9)	511
Other	(14)	46	32

Total interest-earning assets	505	(81)	424

Interest-bearing liabilities:
NOW	(3)	6	3
Money market deposits	5	(9)	(4)
Savings	(1)	2	1
Certificates of deposit	1	92	93

Total interest-bearing deposits	2	91	93
Borrowings	64	(14)	50
Other	—	(4)	(4)

Total interest-bearing liabilities	66	73	139

Change in net interest income	$571	$(8)	$563

Comparison of Operating Results for the Three Months Ended June 30, 2022 and 2021
Net Loss.
 We recorded a net loss of $241,000 for the three months ended June 30, 2022, an increase of $190,000 from a net loss of $51,000 recorded for the three months ended June 30, 2021. This increase was primarily due to a $1.0 million decrease in non-interest
income, which was partially offset by a $678,000 decrease in noninterest expense, a $74,000 increase in net interest income after provision for loan losses and a $75,000 increase in income tax benefit.

Interest and Dividend Income.
Interest and dividend income increased $156,000, or 4.4%, to $3.7 million for the three months ended June 30, 2022, from $3.5 million for the three months ended June 30, 2021. The increase was due primarily to an increase in interest earned on taxable securities, which increased $231,000, or 69.0% from $335,000 in the second quarter of 2021 to $566,000 in the second quarter of 2022. This increase was primarily due to the Company’s strategy to deploy excess liquidity into securities, which resulted in the average outstanding balance of securities increasing $48.7 million, or 61.3%, from $79.5 million for the second quarter of 2021 to $128.2 million for the second quarter of 2022. Offsetting the increase in interest earned on taxable securities, was a $116,000 decrease in interest and fees earned on loans. This decrease was primarily due to a decrease in the yield earned on loans, which decreased from 3.76% in the second quarter of 2021 to 3.59% in the second quarter of 2022. The decrease in the loan yield was primarily due to a decrease in fees collected on PPP loans between the two periods.
Interest Expense.
Interest expense decreased $23,000, or 5.9%, to $370,000 for the three months ended June 30, 2022, from $393,000 for the three months ended June 30, 2021. This decrease was primarily due to a decline in interest expense on FHLB advances, which declined $19,000 from $200,000 in the second quarter of 2021 to $181,000 in the second quarter of 2022. This decrease was primarily the result of a $7.2 million decrease in average FHLB advances outstanding.
Net Interest Income.
 Net interest income increased $179,000, or 5.7%, to $3.3 million for the three months ended June 30, 2022, from $3.1 million for the three months ended June 30, 2021. This increase was due to a $156,000 increase in interest income and a $23,000 decrease in interest expense. Our net interest rate spread increased 8 basis points to 2.52% for the three months ended June 30, 2022, from 2.44% for the three months ended June 30, 2021. Our net interest margin also increased 8 basis points to 2.65% from 2.57% over the same period.
Provision for Loan Losses.

Provision for loan losses for the three months ended June 30, 2022 was $105,000 compared to no provision for the three months ended June 30, 2021. The allowance for loan losses was $3.1 million, or 0.89%, of total loans (and 0.89% excluding PPP loans), at June 30, 2022, compared to $2.9 million, or 0.88% of total loans (and 0.89% excluding PPP loans), at December 31, 2021. Nonaccrual loans constituted 0.23% of total gross loans (and 0.23% excluding PPP loans) at June 30, 2022, compared to 0.31% of gross loans at December 31, 2021 (and 0.32% excluding PPP loans). Net recoveries for the three months ended June 30, 2022 were $10,000 compared to net charge-offs of $33,000 for the three months ended June 30, 2021. The increase in provision was primarily due to the increase in loans outstanding.
Non-interest
Income
.
 Non-interest
income decreased $1.0 million, or 89.6%, to $118,000 for the three months ended June 30, 2022, from $1.1 million for the three months ended June 30, 2021. The decrease was primarily the result of a $763,000 decline in the market value of marketable equity securities and a $241,000 decrease in net gain on sale of loans. The decrease in the market value of marketable equity securities was due to a decrease in the market value of mutual funds held in our deferred compensation plan. The decrease in the net gain on sale of loans was primarily due to the decrease in the sale of mortgage loans held for sale, which decreased $21.6 million, from $29.6 million in the second quarter of 2021 to $8.0 million in the second quarter of 2022.
Non-interest
Expense.

Non-interest
expense decreased $677,000, or 15.5%, to $3.7 million for the three months ended June 30, 2022 from $4.4 million for the three months ended June 30, 2021. This decrease was primarily due to a $664,000 decrease in salaries and employee benefits. The decrease in salaries and benefits was due primarily to a $763,000 decrease in the market value of mutual funds held in our deferred compensation plan, offset in part by a $94,000 increase in salaries.
Income Tax Benefit.

We recorded an income tax benefit of $133,000 for the three months ended June 30, 2022, compared to an income tax benefit of $58,000 for the three months ended June 30, 2021. The increase in income tax benefit was primarily due to a decrease in income before taxes during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Comparison of Operating Results for the Six Months Ended June 30, 2022 and 2021
Net (Loss) Income.
 We recorded net loss of $296,000 for the six months ending June 30, 2022, compared to net income of $470,000 recorded for the six months ending June 30, 2021. This decrease was primarily due to a $2.2 million decrease in non-interest
income, which was partially offset by an $822,000 decrease in noninterest expense, a $353,000 increase in net interest income after provision for loan losses and a $294,000 decrease in income tax expense.

Interest and Dividend Income.
Interest and dividend income increased $424,000, or 5.9%, to $7.6 million for the six months ending June 30, 2022, from $7.1 million for the six months ending June 30, 2021. The increase was due primarily to an increase in interest earned on taxable securities, which increased $511,000, or 84.7% from $603,000 in the first six months of 2021 to $1.1 million in the first six months of 2022. This increase was primarily due to the Company’s strategy to deploy excess liquidity into securities, which resulted in the average outstanding balance of securities increasing $61.2 million, or 87.5%, from $69.9 million for the first six months of 2021 to $131.1 million for the same period of 2022. This increase was partially offset by a $119,000 decrease in interest and fees on loans. This decrease was primarily the result of a 7 basis point reduction in the yield earned on loans from 3.87% for the first six months of 2021 to 3.80% for the same period in 2022.
Interest Expense.
Interest expense decreased $139,000, or 16.4%, to $710,000 for the six months ended June 30, 2022, from $849,000 for the six months ended June 30, 2021. This decrease was primarily due to a decline in the cost of our interest-bearing deposits, which decreased 7 basis points from 0.32% for the first six months of 2021 to 0.25% for the same period in 2022. This decline was primarily due to the low interest rate environment.
Net Interest Income.
 Net interest income increased $563,000, or 9.0%, to $6.8 million for the six months ended June 30, 2022 from $6.3 million for the six months ended June 30, 2021. Our net interest rate spread increased 13 basis points to 2.60% for the six months ended June 30, 2022, from 2.47% for the six months ended June 30, 2021 while our net interest margin increased 14 basis points to 2.74% from 2.60% over the same period.
Provision for Loan Losses.

Provision for loan losses for the six months ended June 30, 2022 was $210,000 compared to no provision for the six months ended June 30, 2021. Net recoveries for the six months ended June 30, 2022 were $64,000 compared to net recoveries of $29,000 for the six months ended June 30, 2021. The increase in provision was primarily due to the increase in loans outstanding.
Non-interest
Income
.
 Non-interest
income decreased $2.2 million, or 81.5%, to $508,000 for the six months ended June 30, 2022 from $2.7 million for the six months ended June 30, 2021. This decrease was due primarily to a $1.1 million decline in the market value of marketable equity securities, a $729,000 decrease in net gains on the sale of loans and a $419,000 decrease in loan servicing fees. The decrease in the market value of marketable equity securities was due to a decrease in the market value of mutual funds held in our deferred compensation plan. The decrease in the net gain on sale of loans was primarily due to the decrease in the sale of mortgage loans held for sale, which decreased $55.1 million, from $70.0 million in the first six months of 2021 to $14.9 million in the same period of 2022. The decrease in loan servicing fees was primarily due to the reversal of a $369,000 impairment previously recorded against the value of mortgage servicing rights in the first six months of 2021. The value of mortgage servicing rights increased as a result of an increase in market interest rates.
Non-interest
Expense.

Non-interest
expense decreased $822,000, or 9.7%, to $7.6 million for the six months ended June 30, 2022 from $8.5 million for the six months ended June 30, 2021. This decrease was primarily due to an $835,000 decrease in salaries and employee benefits. The decrease in salaries and employee benefits primarily resulted from a $1.1 million decline in the market value of marketable equity securities held in our deferred compensation plan, offset in part by a $135,000 increase in incentive bonus expense and a $69,000 increase in salary expense.
Income Tax Expense.
We recorded an income tax benefit of $192,000 for the six months ended June 30, 2022, compared to an income tax expense of $102,000 for the six months ended June 30, 2021. The decrease in income tax expense was primarily due to a decrease in income before taxes during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.
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
The table below sets forth, as of June 30, 2022, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$13,815	4.48%
+300	13,637	3.14%
+200	13,472	1.88%
+100	13,328	0.79%
Level	13,223	—%
-100	13,223	0.01%

(1)	Assumes an immediate uniform change in interest rates at all maturities.
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
The table below sets forth, as of June 30, 2022, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates (1)	Estimated EVE (2)	Amount	Percent

	(Dollars in thousands)
+400	$61,629	$(9,188)	(12.97%)
+300	63,670	(7,147)	(10.09%)
+200	65,710	(5,107)	(7.21%)
+100	67,968	(2,849)	(4.02%)
Level	70,817	—	—%
-100	70,850	33	0.05%

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
The table above indicates that at June 30, 2022, in the event of a
100-basis
point increase in interest rates, we would have experienced a 4.02% decrease in our EVE. In the event of a
200-basis
point increase in interest rates at June 30, 2022, we would have experienced a 7.21% decrease in our EVE.
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
Liquidity and Capital Resources
Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At June 30, 2022, we had $57.4 million outstanding in advances from the FHLB. At June 30, 2022, we had $85.4 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at June 30, 2022, we had a $15.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at June 30, 2022. The Company also had a $10.4 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $13.3 million at June 30, 2022. The Company had not drawn on the Federal Reserve line as of June 30, 2022.
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
Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $533,000 for the six months ended June 30, 2022, as compared to net cash provided by operating activities of $523,000 for the six months ended June 30, 2021. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of available-for-sale
securities, offset by proceeds from maturing securities and pay downs on securities, was $52.5 million for the six months ended June 30, 2022, as compared to $35.0 million for the six months ended June 30, 2021. Net cash provided by financing activities, consisting primarily of increases in borrowings and advance payments by borrowers for taxes and insurance, was $5.4 million for the six months ended June 30, 2022, as compared to $87.8 million of cash provided by financing activities during the six months ended June 30, 2021. The primary source of the difference in cash provided by financing activities was $94.8 million in initial subscriptions from the stock offering in 2021, of which the Company retained $35.4 million.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.
Capital
At June 30, 2022, PyraMax Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $64.5 million, or 11.8% of adjusted total assets, which is above the well-capitalized required level of $27.4 million, or 5.0%. The Bank had total risk-based capital of $67.6 million, or 17.9% of risk-weighted assets, which is above the well-capitalized required level of $37.8 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.
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
promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
During the quarter ended June 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A.	Risk Factors
In addition to the other information set forth in the Form
10-Q,
you should carefully consider the risk factors that appeared under Item 1A “Risk Factors” disclosed in the Company’s December 31, 2021 Annual Report on Form
10-K
filed with the Securities and Exchange Commission. There are no material changes from the risk factors included in the Annual Report on Form
10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Charter of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254135))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254135))

31.1	Certification of Chief Executive Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104.0	The cover page of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in XBRL (contained in Exhibit 101.0) *

*	Furnished, not filed.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: August 12, 2022	/s/ Richard B. Hurd
Richard B. Hurd
Chief Executive Officer

Date: August 12, 2022	/s/ Steven T. Klitzing
Steven T. Klitzing
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)