Form 10-Q
period 2022-09-30
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2022-11-10
CIK 1847360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

6,621,077 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of November 7, 2022.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Cash and due from banks	$13,002	$65,300
Fed funds sold	2,700	1,503
Cash and cash equivalents	15,702	66,803

Marketable equity securities, stated at fair value	2,723	3,544
Available-for-sale securities, stated at fair value	118,414	112,440
Loans held for sale	365	1,183
Loans, net of allowance for loan losses of $3,180 and $2,858 at September 30, 2022 and December 31, 2021, respectively	354,740	323,789
Premises and equipment, net	5,562	5,864
Mortgage servicing rights, net	1,890	2,036
Federal Home Loan Bank (FHLB) stock, at cost	3,205	3,032
Accrued interest receivable	1,106	948
Cash value of life insurance	14,209	13,892
Other assets	11,401	6,108
TOTAL ASSETS	$529,317	$539,639
Liabilities and Stockholders’ Equity
Deposits	$379,298	$384,501
Advance payments by borrowers for taxes and insurance	10,225	1,860
FHLB advances	56,951	55,442
Accrued interest payable	142	109
Other liabilities	6,798	6,834
TOTAL LIABILITIES	453,414	448,746
Preferred stock, $0.01 par value, 10,000,000 shares authorized at September 30, 2022 and December 31, 2021	—	—
Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at September 30, 2022 and December 31, 2021 Issued – 6,253,854 at September 30, 2022 and 6,402,571 at December 31, 2021 (includes 116,387 and 97,128 unvested shares, respectively) Outstanding – 6,223,791 at September 30, 2022 and 6,372,508 at December 31, 2021 (includes 116,387 and 97,128 unvested shares, respectively)	63	64
Additional paid-in capital	50,943	52,805
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 458,765 and 377,077 shares at September 30, 2022 and December 31, 2021, respectively	(4,354)	(3,432)
Less treasury stock at cost, 30,063 shares at September 30, 2022 and December 31, 2021	(301)	(301)
Retained earnings	41,443	41,615
Accumulated other comprehensive (loss) income, net of income taxes	(11,891)	142
Total stockholders’ equity	75,903	90,893
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$529,317	$539,639

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$3,563	$2,939	$9,862	$9,357
Securities, taxable	613	368	1,727	971
Other	139	74	279	181
Total interest and dividend income	4,315	3,381	11,868	10,509
Interest expense:
Interest-bearing deposits	196	171	551	620
Borrowed funds	200	178	550	579
Other interest-bearing liabilities	2	—	7	—
Total interest expense	398	349	1,108	1,199
Net interest income	3,917	3,032	10,760	9,310
Provision for loan losses	—	30	210	30
Net interest income after provision for loan losses	3,917	3,002	10,550	9,280
Noninterest income:
Service charges and other fees	229	242	722	713
Loan servicing, net	167	204	515	971
Net gain on sale of loans	83	448	266	1,361
Net gain on sale of securities	—	—	—	12
Increase in cash surrender value of insurance	108	103	317	304
Unrealized (loss) on marketable equity securities	(159)	(377)	(892)	(5)
Other	51	8	58	15
Total noninterest income	479	628	986	3,371
Noninterest expense:
Salaries and employee benefits	2,528	2,137	6,846	7,290
Advertising and promotions	33	52	146	84
Data processing	221	206	630	611
Occupancy and equipment	326	341	1,010	1,076
FDIC assessment	36	38	99	105
Other	1,107	1,028	3,149	3,086
Total noninterest expense	4,251	3,802	11,880	12,252
Income (loss) before income taxes	145	(172)	(344)	399
Income tax expense (benefit)	21	(57)	(172)	45
Net income (loss)	$124	$(115)	$(172)	$354
Earnings (loss) per common share:
Basic	$0.02	$(0.02)	$(0.03)	$0.06
Diluted	$0.02	$(0.02)	$(0.03)	$0.06
Average common shares outstanding:
Basic	5,810,185	6,011,247	5,842,184	6,035,289
Diluted	5,983,241	6,011,247	5,842,184	6,262,722

See accompanying notes to the unaudited consolidated financial statements.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands) - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income (loss)	$124	$(115)	$(172)	$354
Other comprehensive (loss) income:
Unrealized holding (losses) arising during the period on available-for-sale securities	(4,549)	(39)	(16,483)	(392)
Reclassification adjustment for (gains) realized in net income on available-for-sale securities	—	—	—	(12)
Other comprehensive (loss) before tax effect	(4,549)	(39)	(16,483)	(404)
Tax effect of other comprehensive (loss) income items	1,228	10	4,451	108
Other comprehensive (loss), net of tax	(3,321)	(29)	(12,032)	(296)
Comprehensive (loss) income	$(3,197)	$(144)	$(12,204)	$58

See accompanying notes to the unaudited consolidated financial statements.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) - Unaudited

	Common stock	Additional paid-in capital	Unallocated common stock of ESOP	Treasury Stock	Retained earnings	Accumulated other comprehensive income (loss)	Total
Balance as of June 30, 2022	$64	$52,855	$(4,401)	$(301)	$41,319	$(8,570)	$80,966
Net income	—	—	—	—	124	—	124
Other comprehensive loss	—	—	—	—	—	(3,321)	(3,321)
ESOP shares committed to be released (4,892 shares)	—	2	47	—	—	—	49
Repurchase and retirement of shares-stock repurchase program (184,270 shares)	(1)	(1,994)	—	—	—	—	(1,995)
Stock compensation expense	—	80	—	—	—	—	80
Balance as of September 30, 2022	$63	$50,943	$(4,354)	$(301)	$41,443	$(11,891)	$75,903

Balance as of June 30, 2021	$49	$20,188	$(1,580)	$(1,228)	$42,000	$871	$60,300
Net loss	—	—	—	—	(115)	—	(115)
Other comprehensive (loss)	—	—	—	—	—	(29)	(29)
Purchase of treasury stock	—	—	—	(136)	—	—	(136)
ESOP shares committed to be released (3,420 shares)	—	(10)	18	—	—	—	8
Gross proceeds from stock offering	15	35,505	—	—	—	—	35,520
Stock offering costs	—	(1,976)	—	—	—	—	(1,976)
Purchase of 131,727 shares by ESOP	—	—	(1,429)	—	—	—	(1,429)
Retirement of treasury shares from stock offering	—	(1,053)	—	1,053	—	—	0
Stock compensation expense	—	65	—	—	—	—	65
Balance as of September 30, 2021	$64	$52,719	$(2,991)	$(311)	$41,885	$842	$92,208

Balance as of January 1, 2022	$64	$52,805	$(3,432)	$(301)	$41,615	$142	$90,893
Net loss	—	—	—	—	(172)	—	(172)
Other comprehensive loss	—	—	—	—	—	(12,033)	(12,033)
Reimbursement of stock offering costs	—	2	—	—	—	—	2
Purchase of 96,446 shares by ESOP	—	—	(1,062)	—	—	—	(1,062)
ESOP shares committed to be released (14,757 shares)	—	11	140	—	—	—	151
Repurchase and retirement of shares-stock repurchase program (184,270 shares)	(1)	(1,994)	—	—	—	—	(1,995)
Retirement of common stock	—	(81)	—	—	—	—	(81)
Stock compensation expense	—	200	—	—	—	—	200
Balance as of September 30, 2022	$63	$50,943	$(4,354)	$(301)	$41,443	$(11,891)	$75,903

Balance as of January 1, 2021	$49	$20,134	$(1,615)	$(1,228)	$41,531	$1,138	$60,009
Net income	—	—	—	—	354	—	354
Other comprehensive loss	—	—	—	—	—	(296)	(296)
Purchase of treasury stock	—	—	—	(151)	—		(151)
ESOP shares committed to be released (6,930 shares)	—	6	53	—	—	—	59
Gross proceeds from stock offering	15	35,505	—	—	—	—	35,520
Stock offering costs	—	(1,976)	—	—	—	—	(1,976)
Purchase of 131,727 shares by ESOP	—	—	(1,429)	—	—	—	(1,429)
Issuance of treasury stock – stock compensation plan	—	(15)	—	15	—	—	0
Retirement of common stock	—	(70)	—	—	—	—	(70)
Retirement of treasury shares from stock offering	—	(1,053)	—	1,053	—	—	0
Stock compensation expense	—	188	—	—	—	—	188
Balance as of September 30, 2021	$64	$52,719	$(2,991)	$(311)	$41,885	$842	$92,208

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Nine months ended September 30,
	2022	2021
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(172)	$354
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net amortization of investment securities	121	81
Depreciation	464	497
Provision for loan losses	210	30
Net change in fair value of marketable equity securities	892	5
Net gain on sale of available for sale securities	—	(12)
Stock compensation expense	200	188
Adjustment to mortgage servicing rights valuation	—	(370)
(Benefit from) provision for deferred income tax	(172)	45
Originations of mortgage loans held for sale	(19,006)	(90,869)
Proceeds from sales of mortgage loans held for sale	20,416	102,235
Net gain on sale of mortgage loans held for sale	(266)	(1,361)
ESOP compensation	151	59
Net change in cash value of life insurance	(317)	(304)
Changes in operating assets and liabilities:
Net change in mortgage servicing rights	146	94
Accrued interest receivable and other assets	(907)	(568)
Accrued interest payable and other liabilities	(6)	915
Net cash provided by operating activities	1,754	11,019
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	—	1,018
Maturities, prepayments, and calls of available-for-sale securities	14,561	9,296
Purchases of available-for-sale securities	(37,139)	(39,218)
Purchase of marketable equity securities	(71)	(87)
Net increase in loans	(31,486)	(10,715)
Purchase of FHLB stock, net	(174)	—
Net capital expenditures for premises and equipment	(162)	(194)
Net cash used in investing activities	(54,471)	(39,900)
Cash flows from financing activities
Net decrease in deposits	(5,203)	(5,534)
Net increase in advance payments by borrowers for taxes and insurance	8,365	9,245
Proceeds from issuance of Federal Home Loan Bank advances	10,000	—
Principal payments on Federal Home Loan Bank advances	(8,491)	(12,464)
Gross proceeds from stock offering	—	35,520
Stock offering costs	—	(1,976)
Reimbursement of stock offering costs	2	—
Repurchase of common stock for cancellation	(1,995)	—
Purchases of treasury stock	—	(151)
Purchase of ESOP shares	(1,062)	(1,429)
Net cash provided by financing activities	1,616	23,211
Net decrease in cash and cash equivalents	(51,101)	(5,670)
Cash and cash equivalents at beginning of period	66,803	92,526
Cash and cash equivalents at end of period	$15,702	$86,856
Supplemental cash flow information:
Cash paid during the year for interest	$1,075	$1,269
Noncash activities:
Retirement of common stock	$78	$70
Loans transferred to held for sale	325	9,448
Issuance of treasury stock - stock compensation plan	—	15
Retirement of treasury stock	—	1,053

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

The accompanying unaudited interim consolidated financial statements and the notes thereto have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows as of and for the periods presented. Certain amounts from prior periods have been reclassified to conform with current period presentation.

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 29, 2022 and amended on April 29, 2022.

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

There were no additional significant subsequent events for the quarter ended September 30, 2022 through the issuance date of these unaudited consolidated financial statements that warranted adjustment to or disclosure in the unaudited consolidated financial statements.

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

On November 15, 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. On June 3, 2020, the FASB issued ASU 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, updating the effective date for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASC 842 on January 1, 2022. The cumulative effect did not have a material impact on the Company's statement of operations. Where the Company is a lessee, the Company recorded an initial increase in both assets and liabilities of $529,000 to reflect the right of use asset and the lease liability.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

The amortized costs and fair values of securities available-for-sale were as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$29,576	$—	$(3,241)	$26,335
Obligations of states and political subdivisions	21,398	4	(3,736)	17,666
Government-sponsored mortgage-backed securities	77,048	—	(9,266)	67,782
Asset-backed securities	5,222	—	(21)	5,201
Certificates of deposit	1,459	—	(29)	1,430
Total	$134,703	$4	$(16,293)	$118,414

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$19,501	$8	$(25)	$19,484
Obligations of states and political subdivisions	20,758	207	(205)	20,760
Government-sponsored mortgage-backed securities	64,049	563	(463)	64,149
Asset-backed securities	6,479	45	(1)	6,523
Certificates of deposit	1,459	65	—	1,524
Total	$112,246	$888	$(694)	$112,440

Available-for-sale securities with a carrying value of $3.7 million and $1.8 million were pledged as collateral at September 30, 2022 and December 31, 2021, respectively.

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

	September 30, 2022
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$1,788	$1,769
Due after one through 5 years	21,397	19,497
Due after 5 through 10 years	20,486	17,231
Due after 10 years	8,762	6,934
Total debt and other securities	52,433	45,431
Mortgage-related securities	77,048	67,782
Asset-backed securities	5,222	5,201
Total	$134,703	$118,414

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury notes	$26,335	$(3,241)	$—	$—	$26,335	$(3,241)
Obligations of states and political subdivisions	9,642	(1,655)	7,602	(2,081)	17,244	(3,736)
Government-sponsored mortgage-backed securities	47,967	(5,414)	19,815	(3,852)	67,782	(9,266)
Asset-backed securities	4,917	(21)	—	—	4,917	(21)
Certificates of deposit	1,430	(29)	—	—	1,430	(29)
Total	$90,291	$(10,360)	$27,417	$(5,933)	$117,708	$(16,293)

	December 31, 2021
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury notes	$12,971	$(25)	$—	$—	$12,971	$(25)
Obligations of states and political subdivisions	5,414	(82)	4,105	(123)	9,519	(205)
Government-sponsored mortgage-backed securities	39,392	(463)	—	—	39,392	(463)
Asset-backed securities	808	(1)	—	—	808	(1)
Total	$58,585	$(571)	$4,105	$(123)	$62,690	$(694)

At September 30, 2022 and December 31, 2021, respectively, the Company had 93 and 24 debt securities with unrealized losses representing aggregate depreciation of approximately 12.2% and 1.1%, respectively, from their respective amortized cost basis. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES (continued)

The following table provides a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Proceeds from sales of securities available-for-sale	$—	$—	$—	$1,018

Gross realized gains	$—	$—	$—	$12
Gross realized losses	—	—	—	—
Net realized gains	$—	$—	$—	$12

NOTE 4 – LOANS

Major classifications of loans are summarized as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Commercial:
Real estate	$207,714	$185,223
Land development	—	1,400
Other	45,074	38,160
Residential real estate:
First mortgage	83,900	80,661
Construction	2,653	3,388
Consumer:
Home equity and lines of credit	17,601	17,032
Other	115	128
Subtotal	357,057	325,992
Net deferred loan costs	863	655
Allowance for loan losses	(3,180)	(2,858)
Loans, net	$354,740	$323,789

Deposit accounts in an overdrawn position and reclassified as loans totaled $13,000 and $106,000 at September 30, 2022 and December 31, 2021, respectively.

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

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of September 30, 2022 and December 31, 2021, respectively, the Company had transferred $30.4 million and $32.1 million in participation loans which were eligible for sales treatment to other financial institutions, all of which continue to be serviced by the Company.

NOTE 4 – LOANS (continued)

An analysis of past due loans is presented below:

	September 30, 2022
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$207,714	$207,714
Land development	—	—	—	—	—
Other	—	—	—	45,074	45,074
Residential real estate:
First mortgage	339	—	339	83,561	83,900
Construction	—	—	—	2,653	2,653
Consumer:
Home equity and lines of credit	27	—	27	17,574	17,601
Other	—	—	—	115	115
Total	$366	—	$366	$356,691	$357,057

	December 31, 2021
	30-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans
	(in thousands)
Commercial:
Real estate	—	—	—	$185,223	$185,223
Land development	—	—	—	1,400	1,400
Other	33	—	33	38,127	38,160
Residential real estate:
First mortgage	342	—	342	80,319	80,661
Construction	—	—	—	3,388	3,388
Consumer:
Home equity and lines of credit	—	—	—	17,032	17,032
Other	—	—	—	128	128
Total	$375	—	$375	$325,617	$325,992

There were no loans 90 days or more past due and accruing interest as of September 30, 2022 or December 31, 2021, respectively.

A summary of activity in the allowance for loan losses for the three and nine months ended September 30, 2022 and September 30, 2021, respectively, is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended September 30, 2022
Allowance for loan losses
Beginning balance	$1,924	$745	$463	$3,132
Provision for loan losses	—	—	—	—
Loans charged-off	—	—	(1)	(1)
Recoveries	4	—	45	49
Ending balance	$1,928	$745	$507	$3,180
Three months ended September 30, 2021
Allowance for loan losses
Beginning balance	$1,618	$745	$369	$2,732
Provision for loan losses	30	—	—	30
Loans charged-off	—	—	(1)	(1)
Recoveries	4	—	23	27
Ending balance	$1,652	$745	$391	$2,788

NOTE 4 – LOANS (continued)

	Commercial	Residential	Consumer	Total
	(in thousands)
Nine months ended September 30, 2022
Allowance for loan losses
Beginning balance	$1,657	$745	$456	$2,858
Provision for loan losses	210	—	—	210
Loans charged-off	—	—	(5)	(5)
Recoveries	61	—	56	117
Ending balance	$1,928	$745	$507	$3,180
Nine months ended September 30, 2021
Allowance for loan losses
Beginning balance	$1,609	$745	$349	$2,703
Provision for loan losses	30	—	—	30
Loans charged-off	—	—	(18)	(18)
Recoveries	13	—	60	73
Ending balance	$1,652	$745	$391	$2,788

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment is presented below:

	September 30, 2022
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$6,198	$1,132	$34	$7,364
Collectively evaluated for impairment	246,590	85,421	17,682	349,693
Total loans	$252,788	$86,553	$17,716	$357,057

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,928	745	507	3,180
Total allowance for loan losses	$1,928	$745	$507	$3,180

	December 31, 2021
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$4,833	$1,357	$37	$6,227
Collectively evaluated for impairment	219,950	82,692	17,123	319,765
Total loans	$224,783	$84,049	$17,160	$325,992

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,657	745	456	2,858
Total allowance for loan losses	$1,657	$745	$456	$2,858

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

NOTE 4 – LOANS (continued)

Doubtful ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is unlikely.

A summary of the Company’s internal risk ratings of loans is presented below:

	September 30, 2022
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$199,479	$4,059	$4,176	$207,714
Land development	—	—	—	—
Other	42,290	762	2,022	45,074
Total	$241,769	$4,821	$6,198	$252,788

	December 31, 2021
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$172,172	$8,963	$4,088	$185,223
Land development	1,400	—	—	1,400
Other	37,414	1	745	38,160
Total	$210,986	$8,964	$4,833	$224,783

There were no loans rated Doubtful or Loss as of September 30, 2022 or December 31, 2021, respectively.

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

	September 30, 2022
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgage	$83,175	$725	$83,900
Construction	2,653	—	2,653
Consumer:
Home equity and lines of credit	17,567	34	17,601
Other	115	—	115
Total	$103,510	$759	$104,269

NOTE 4 – LOANS (continued)

	December 31, 2021
	Performing	Non Performing	Total
	(in thousands)
Residential real estate:
First mortgage	$79,722	$939	$80,661
Construction	3,388	—	3,388
Consumer:
Home equity and lines of credit	16,954	78	17,032
Other	128	—	128
Total	$100,192	$1,017	$101,209

Information regarding impaired loans is presented below:

	As of and for the Nine Months Ended September 30, 2022
	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgage	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—
Total impaired loans with reserve	$—	$—	$—	$—	$—

Impaired loans with no reserve:
Commercial:
Real estate	$4,176	$4,176	NA	$3,897	$111
Land development	—	—	NA	—	—
Other	2,022	2,022	NA	1,009	86
Residential real estate:
First mortgage	1,132	1,349	NA	1,231	50
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	34	39	NA	35	1
Other	—	—	NA	—	—
Total impaired loans with no reserve	7,364	7,586	NA	6,172	248

Total impaired loans	$7,364	$7,586	$—	$6,172	$248

NOTE 4 – LOANS (continued)

	As of and for the Year Ended December 31, 2021
	Recorded Investment		Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—		$—	$—	$—	$—
Land development	—		—	—	—	—
Other	—		—	—	—	—
Residential real estate:
First mortgage	—		—	—	—	—
Construction	—		—	—	—	—
Consumer:
Home equity and lines of credit	—		—	—	—	—
Other	—		—	—	—	—
Total impaired loans with reserve	$—	—	$—	$—	$—	$—

Impaired loans with no reserve:
Commercial:
Real estate	$4,088		$4,089	NA	$5,615	$213
Land development	—		—	NA	734	33
Other	745		796	NA	1,478	35
Residential real estate:
First mortgage	1,357		1,572	NA	914	34
Construction	—		—	NA	—	—
Consumer:
Home equity and lines of credit	37		41	NA	17	22
Other	—		—	NA	—	—
Total impaired loans with no reserve	6,227		6,498	NA	8,758	337

Total impaired loans	$6,227		$6,498	$—	$8,758	$337

There were no additional funds committed to impaired loans as of September 30, 2022 and December 31, 2021, respectively.

Nonperforming loans are as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Nonaccrual loans, other than troubled debt restructurings	$575	$826
Nonaccrual loans, troubled debt restructurings	184	191
Total nonperforming loans	$759	$1,017
Troubled debt restructurings, accruing	$406	$418

There were no loans modified as troubled debt restructurings during the nine months ended September 30, 2022 and year ended December 31, 2021, respectively.

The CARES Act and related legislation included an option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and December 31, 2021. The relief could only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of September 30, 2022, the Company had 1 to 3 month deferrals of approximately $245,000 in interest, escrow, and principal payments on $4.6 million in outstanding loans.

NOTE 4 – LOANS (continued)

The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. There were no troubled debt restructurings within the past twelve months for which there was a default during the nine months ended September 30, 2022 and 2021.

Information on non-accrual loans is presented below:

	September 30, 2022	December 31, 2021
	(in thousands)
Commercial:
Real estate	$—	$—
Land development	—	—
Other	—	—
Residential real estate:
First mortgage	725	939
Construction	—	—
Consumer:
Home equity and lines of credit	34	78
Other	—	—
Total non-accrual loans	$759	$1,017
Total non-accrual loans to total loans	0.21%	0.31%
Total non-accrual loans to total assets	0.14%	0.19%

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Company’s consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $309.6 million and $332.9 million as of September 30, 2022 and December 31, 2021, respectively.

A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(in thousands)		(in thousands)
Mortgage servicing rights beginning balance	$1,939	$2,109	$2,036	$1,806
Additions	10	137	57	457
Amortization	(59)	(164)	(203)	(551)
Decrease in valuation allowance	—	—	—	370
Mortgage servicing rights ending balance	$1,890	$2,082	$1,890	$2,082

Fair value at beginning of period	$3,273	$2,361	$2,477	$1,806
Fair value at end of period	$3,335	$2,285	$3,335	$2,285

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of September 30, 2022, the model used discount rates ranging from 9.5% to 13%, and prepayment speeds ranging from 7.7% to 38.2%, respectively, both of which were based on market data from independent organizations. As of September 30, 2021 the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 12.5% to 39.7%, respectively, both of which were based on market data from independent organizations.

NOTE 5 – MORTGAGE SERVICING RIGHTS (continued)

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the annual periods indicated. The projections of amortization expense are based on existing asset balances as of September 30, 2022. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

Estimated future amortization as of September 30, 2022:	(in thousands)
2022	$82
2023	229
2024	207
2025	185
2026	163
Thereafter	1,024
Total	$1,890

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	September 30, 2022	December 31, 2021
	(in thousands)
Non-interest bearing checking	$109,280	$106,664
Interest bearing checking	35,444	37,467
Money market	88,137	94,823
Statement savings	68,275	64,954
Certificates of deposit	78,162	80,593
Total	$379,298	$384,501

The Company held $7.9 million and $10.0 million in certificates of deposit which met or exceeded the FDIC insurance limit of $250,000 as of September 30, 2022 and December 31, 2021, respectively. The Company did not hold any brokered deposits as of September 30, 2022 and December 31, 2021.

As of September 30, 2022, the scheduled maturities of certificates of deposit for the annual periods are presented below:

(in thousands)
2022	$22,992
2023	43,226
2024	1,365
2025	9,950
2026	350
Thereafter	279
Total	$78,162

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances consist of the following:

	September 30, 2022		December 31, 2021
	Rate	Amount	Rate	Amount
	(dollars in thousands)

Fixed rate, fixed term advance, maturing Feb 2022	—	$—	1.62%	$6,500
Fixed rate, fixed term advance, maturing Feb 2023	1.62%	6,500	1.62%	6,500
Fixed rate, fixed term advance, maturing July 2027	2.90%	5,000	—	—
Putable advance, maturing Oct 2029 first put option date Nov 2020	—	—	1.03%	10,000
Putable advance, maturing Feb 2030 first put option date Feb 2023	0.98%	5,000	0.98%	5,000
Putable advance, maturing Mar 2030 first put option date Mar 2025	0.89%	10,000	0.89%	10,000
Putable advance, maturing Mar 2032 first put option date Mar 2027	1.74%	10,000	—	—
Putable advance, maturing July 2029 first put option date January 2023	1.68%	5,000	—	—
Advance structured note, payments due monthly, maturing Feb 2030	—	—	7.47%	542
Advance structured note, payments due monthly, maturing April 2030	1.05%	7,679	1.05%	8,405
Advance structured note, payments due monthly, maturing May 2030	1.19%	7,772	1.19%	8,495
Total		$56,951		$55,442

The scheduled maturities and required principal payments of Federal Home Loan Bank advances are presented below:

	September 30, 2022
	Weighted Average Rate	Amount
	(dollars in thousands)
2022	1.12%	$486
2023	1.50%	8,457
2024	1.12%	1,980
2025	1.12%	2,002
2026	1.12%	2,024
Thereafter	0.93%	42,002
Total		$56,951

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

The Company has pledged qualifying loans of $251.4 million and $232.7 million as collateral for Federal Home Loan Bank advances as of September 30, 2022 and December 31, 2021, respectively. Collateral values to borrow against were approximately $171.0 million and $147.5 million as of September 30, 2022 and December 31, 2021, respectively. Federal Home Loan Bank advances were also secured by approximately $3.2 million and $3.0 million of Federal Home Loan Bank stock held by the Company as of September 30, 2022 and December 31, 2021, respectively. The Company’s available and unused portion of this borrowing agreement totaled $112.6 million and $90.9 million as of September 30, 2022 and December 31, 2021, respectively. Additional borrowing would require additional stock purchase.

Additionally, at September 30, 2022 the Company had a $15.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at September 30, 2022. The Company also had a $10.0 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $13.2 million at September 30, 2022. The Company had not drawn on the Federal Reserve line as of September 30, 2022.

NOTE 8 – INCOME TAXES

Income tax expense (benefit) was $21,000 and ($57,000) for the three months ended September 30, 2022 and 2021, respectively, and ($172,000) and $45,000 for the nine months ended September 30, 2022 and 2021, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of September 30, 2022, and December 31, 2021, the deferred tax valuation allowance was $934,000, reducing our net deferred tax asset to $8.4 million and $3.8 million at each respective date.

The board and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at September 30, 2022.

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

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	September 30, 2022
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$12,257	$72,300	$84,557
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,365	—	1,365
Commitments to sell loans	2,184	—	2,184
Overdraft protection program commitments	3,933	—	3,933

	December 31, 2021
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$21,586	$56,921	$78,507
Standby letters of credit	—	175	175
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,214	—	1,214
Commitments to sell loans	5,410	—	5,410
Overdraft protection program commitments	3,993	—	3,993

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

The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $711,000 of commitments to deliver loans through the Program as of September 30, 2022. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of September 30, 2022, and December 31, 2021, the Company had no liability outstanding related to the Program.

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

As part of the mutual-to-stock conversion and stock offering completed on July 14, 2021, the ESOP refinanced the aforementioned loan with New 1895 Bancorp, enabling the ESOP to purchase an aggregate of 283,360 additional shares of common stock. During the nine months ended September 30, 2022, the ESOP purchased an additional 96,446 shares at an average price of $10.95. As of September 30, 2022, the ESOP had purchased all of the additional 283,360 shares at an average price of $10.90.

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

The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $49,000 and $10,000 in compensation expense for the three months ended September 30, 2022 and September 30, 2021, respectively, and $151,000 and $61,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Shares committed to be released	14,757	22,401
Total allocated shares	37,641	15,239
Total unallocated shares	458,765	377,077
Total ESOP shares	511,163	414,717
Fair value of unallocated shares (based on $10.58 and $10.99 share price as of September 30, 2022 and December 31, 2021, respectively)	$4,854	$4,144

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	September 30, 2022	December 31, 2021
	(in thousands)
Beginning balance	$932	$1,034
Adjustments due to changes in directors, executive officers, and/or principal stockholders	—	202
New loans	4	53
Repayments	(71)	(357)
Ending balance	$865	$932

Deposits from directors, executive officers, and their affiliates totaled $759,000 and $1.1 million at September 30, 2022 and December 31, 2021, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were immaterial for the three and nine months ended September 30, 2022 and 2021, respectively.

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

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

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

		Recurring Fair Value Measurements Using
	September 30, 2022	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,723	$2,723	$—	$—
Securities available-for-sale:
U.S. Treasury notes	26,336	—	26,335	—
Obligations of states and political subdivisions	17,665	—	17,666	—
Government-sponsored mortgage-backed securities	67,782	—	67,782	—
Asset-backed securities	5,201	—	5,201	—
Certificates of deposit	1,430	—	1,430	—
Total	$121,137	$2,723	$118,414	$—

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

		Recurring Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$3,544	$3,544	$—	$—
Securities available-for-sale:
U.S. Treasury notes	19,484	—	19,484	—
Obligations of states and political subdivisions	20,760	—	20,760	—
Government-sponsored mortgage-backed securities	64,149	—	64,149	—
Asset-backed securities	6,523	—	6,523	—
Certificates of deposit	1,524	—	1,524	—
Total	$115,984	$3,544	$112,440	$—

Impaired loans are measured at fair value on a non-recurring basis. There were no loans that were considered impaired with a specific valuation allowance as of September 30, 2022 and December 31, 2021.

Mortgage servicing rights are measured at fair value on a non-recurring basis. There was no impairment on mortgage servicing rights as of September 30, 2022 and December 31, 2021.

The carrying values and estimated fair values of financial instruments are presented below:

	September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$15,702	$15,702	$—	$—
Available-for-sale securities	118,414	—	118,414	—
Marketable equity securities	2,723	2,723	—	—
Loans held for sale	365	—	365	—
Loans	354,740	—	—	333,696
Rate lock commitments	10	—	—	10
Accrued interest receivable	1,106	1,106	—	—
Federal Home Loan Bank stock	3,205	—	—	3,205
Cash value of life insurance	14,209	—	—	14,209
Financial liabilities:
Deposits	379,298	301,137	—	77,102
Advance payments by borrowers for taxes and insurance	10,225	10,225	—	—
Federal Home Loan Bank advances	56,951	—	—	58,085
Accrued interest payable	142	142	—	—

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$66,803	$66,803	$—	$—
Available-for-sale securities	112,440	—	112,440	—
Marketable equity securities	3,544	3,544	—	—
Loans held for sale	1,183	—	1,183	—
Loans	323,789	—	—	323,182
Rate lock commitments	30	—	—	30
Accrued interest receivable	948	948	—	—
Federal Home Loan Bank Stock	3,032	—	—	3,032
Cash value of life insurance	13,892	—	—	13,892
Financial liabilities:
Deposits	384,501	303,908	—	80,473
Advance payments by borrowers for taxes and insurance	1,860	1,860	—	—
Federal Home Loan Bank advances	55,442	—	—	55,981
Accrued interest payable	109	109	—	—

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

Quantitative measures established by regulation to ensure capital adequacy require PyraMax Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. PyraMax Bank met all applicable capital adequacy requirements as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, and December 31, 2021, PyraMax Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, PyraMax Bank must maintain minimum regulatory capital ratios as set forth in the table below. PyraMax Bank’s actual and required capital amounts and ratios are presented below:

	September 30, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$64,937	11.9%	$21,761	4.0%	$27,201	5.0%

Risk-based:
Common Equity Tier 1	64,937	16.9%	17,325	4.5%	25,025	6.5%
Tier 1	64,937	16.9%	23,100	6.0%	30,800	8.0%
Total	68,117	17.7%	30,800	8.0%	38,501	10.0%

	December 31, 2021
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$65,179	11.9%	$21,838	4.0%	$27,298	5.0%

Risk-based:
Common Equity Tier 1	65,179	19.4%	15,124	4.5%	21,846	6.5%
Tier 1	65,179	19.4%	20,166	6.0%	26,888	8.0%
Total	68,037	20.2%	26,888	8.0%	33,610	10.0%

On July 29, 2022, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 5% of the current outstanding shares. On August 26, 2022, the Company received a non-objection letter from the Federal Reserve Bank of Chicago ("FRB") to repurchase 319,766 shares, which represented 5% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on September 1, 2022 and through September 30, 2022, the Company had repurchased 184,270 shares for a total purchase price of $2 million.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period, excluding outstanding participating securities. Participating securities include non-vested restricted stock awards and restricted stock units, though no actual shares of common stock related to restricted stock units are issued until the settlement of such units, to the extent holders of these securities receive non-forfeitable dividends or dividend equivalents at the same rate as holders of the Company’s common stock. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations. For the three and nine months ended September 30, 2022, zero and 182,457 average shares, respectively, were excluded from the computation of diluted EPS because the effect would be antidilutive. For the three and nine months ended September 30, 2021, 209,508 and zero average shares were excluded from the computation of diluted EPS because the effect would be antidilutive.

Earnings (loss) per common share for the three and nine months ended September 30, 2022 and 2021 are presented in the following table.

	Three months ended September 30,
	2022	2021
	(In thousands, except per share amounts)

Net income (loss)	$124	$(115)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	6,271	6,269
Less: Weighted average unallocated ESOP shares	461	258

Weighted average shares outstanding for basic EPS	5,810	6,011
Additional dilutive shares	173	—

Weighted average shares outstanding for dilutive EPS	5,983	6,011

Basic income (loss) per share	$0.02	$(0.02)
Diluted income (loss) per share	$0.02	$(0.02)

	Nine months ended September 30,
	2022	2021
	(In thousands, except per share amounts)

Net (loss) income	$(172)	$354

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	6,279	6,261
Less: Weighted average unallocated ESOP shares	437	226

Weighted average shares outstanding for basic EPS	5,842	6,035
Additional dilutive shares	—	228

Weighted average shares outstanding for dilutive EPS	5,842	6,263

Basic (loss) income per share	$(0.03)	$0.06
Diluted (loss) income per share	$(0.03)	$0.06

NOTE 15 – STOCK BASED COMPENSATION

Stock-Based Compensation Plans

On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 (313,894 stock options adjusted for the conversion) stock options and 95,387 (125,557 shares adjusted for the conversion) restricted shares were approved for award. As of September 30, 2022, no shares of common stock remained available for grant as stock options, restricted stock or restricted stock units under the 2020 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

On August 26, 2022, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”). A total of 354,200 stock options and 141,680 restricted shares were approved for award. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

Upon approval of the 2022 Equity Incentive Plan, if awards under the 2020 Equity Incentive Plan are forfeited and again become available for grant, no further awards will be granted under the 2020 Equity Incentive Plan. However, any restricted stock or stock options outstanding under the 2020 Equity Incentive Plan on the approval date of the 2022 Equity Incentive Plan will remain outstanding and subject to the terms and conditions of the 2020 Equity Incentive Plan.

Accounting for Stock-Based Compensation Plan

The fair value of stock options granted is estimated on the grant date using a Black-Scholes pricing model. The fair value of restricted shares is equal to the quoted NASDAQ market closing price on the date of grant. The fair value of stock grants is recognized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense is included in salaries and employee benefits in the consolidated statements of operations. The following assumptions were used in estimating the fair value of options granted during the nine months ended September 30, 2022 and September 30, 2021, respectively:

	For the Nine Months Ended
	September 30, 2022	September 30, 2022

Dividend yield	0.00%	0.00%
Risk-free interest rate	3.13%	0.96%
Expected volatility	24.64%	24.64%
Weighted average expected life	6.5	6.5
Weighted average per share value of options	$3.25	$2.10

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

NOTE 15 – STOCK BASED COMPENSATION (continued)

A summary of the Company’s stock option activity for the nine months ended September 30, 2022 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2021	300,720	$6.19	8.40	$1,443,067
Granted	107,505	9.93	6.50	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding September 30, 2022	408,225	7.17	8.24	$1,557,498
Options exercisable at September 30, 2022	112,824	6.09	7.61	$553,129

The following table summarizes information about the Company’s nonvested stock option activity for the nine months ended September 30, 2022:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	248,043	$1.58
Granted	107,505	3.25
Vested(1)	(60,147)	1.56
Forfeited	—	—
Nonvested at September 30, 2022	295,401	$2.19

(1)
Includes 2,105 shares vested under a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $33,000 and $26,000 in stock option expense during the three months ended September 30, 2022 and 2021. Additionally, the Company recognized $80,000 and $74,000 in stock option expense during the nine months ended September 30, 2022 and 2021, respectively.

At September 30, 2022, the Company had $593,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 3.96 years.

The following table summarizes information about the Company’s restricted stock activity for the nine months ended September 30, 2022:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	97,128	$6.25
Granted	42,791	9.93
Vested(1)(2)	(23,532)	6.20
Forfeited	—	—
Nonvested at September 30, 2022	116,387	$7.61

(1)
Includes 263 shares vested under a restricted stock inducement award to the Company’s President and Chief Executive Officer.
(2)
Includes 7,238 shares surrendered by employees to cover payroll tax costs related to the vested shares.

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $47,000 and $39,000 in restricted stock expense during the three months ended September 30, 2022 and 2021, respectively. Additionally, the Company recognized $120,000 and $114,000 in restricted stock shares expense during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, the Company had $804,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.83 years.

NOTE 16 – LEASES

The Company has operating leases consisting primarily of real estate leases. The Company leases real estate property for bank branches and office space with terms extending through 2028. As of September 30, 2022, the Company reported $471,000 of right-of-use asset and $471,000 lease liability in its consolidated balance sheet under other assets and other liabilities, respectively. The Company’s average remaining maturity for its leases is 5.5 years and its average discount rate is 1.79%.

At September 30, 2022, the Company was obligated under noncancelable operating leases for office space and other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $19,000 and $57,000 for the three and nine months ended September 30, 2022, respectively, and $21,000 and $62,000 for the three and nine months ended September 30, 2021, respectively.

Rent commitments were as follows as of September 30, 2022:

(in thousands)
2022	$21
2023	87
2024	89
2025	91
2026	94
Thereafter	112
Amounts representing interest	(23)
Total	$471

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2022 and for the three and nine months ended September 30, 2022 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Additionally, the outbreak of COVID-19 may continue to adversely impact a broad range of industries in which the Company’s customers operate and will continue to impair their ability to fulfill their financial obligations to the Company.

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

The CARES Act and related legislation included an option to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and December 31, 2021. The relief could only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of September 30, 2022, the Company had 1 to 3 month deferrals of approximately $245,000 in interest, escrow, and principal payments on $4.6 million in outstanding loans.

The CARES Act authorized the Small Business Administration (“SBA”) to temporarily guarantee loans under a new loan program called the Paycheck Protection Program (“PPP”). As a qualified SBA lender, we were automatically authorized to originate PPP loans. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP. As part of the first round of this program, the Bank had funded 246 PPP loans totaling $30.3 million, with no outstanding balance remaining as of September 30, 2022.

On December 27, 2020, the Relief Act became law and provided an additional $284 billion for the PPP, as well as extending the PPP through June 30, 2021. As of September 30, 2022, we had funded 143 second round PPP loans totaling $10.5 million, of which $10.2 million had been forgiven as of September 30, 2022.

Because of the above and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed in our Annual Report on Form 10-K under the heading “Risk Factors.”

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for loan losses, determination of fair value for financial instruments, and valuation of deferred income taxes. A summary of the accounting policies used by management is disclosed in Note 1, “Summary of Significant Accounting Policies” in the most recent Form 10-K (fiscal year ended December 31, 2021) filed with the Securities and Exchange Commission (“SEC”) on March 29, 2022 and amended on April 29, 2022.

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets. Total assets decreased $10.3 million, or 1.9%, to $529.3 million at September 30, 2022 from $539.6 million at December 31, 2021. This decrease was primarily due to a $51.1 million decrease in cash and cash equivalents, partially offset by a $31.0 million increase in loans held for investment, a $6.0 million increase in available-for-sale investment securities and a $5.3 million increase in other assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased $51.1 million, or 76.5%, to $15.7 million at September 30, 2022 from $66.8 million at December 31, 2021. This decrease was primarily due to the purchase of $37.1 million in available-for-sale securities, $31.5 million of net loan growth, $19.0 million in originations of loans held for sale, $8.5 million in principal payments on FHLB advances and a $5.2 million decrease in deposits. These decreases were partially offset by $10.0 million from the issuance of additional FHLB advances, $20.4 million from the sale of mortgage loans held for sale, $14.6 million from maturities, prepayments and calls of available-for-sale securities and an $8.4 million net increase in advance payments by borrowers for taxes and insurance.

Available-for-Sale Securities. Available-for-sale securities increased $6.0 million, or 5.3%, to $118.4 million at September 30, 2022, from $112.4 million at December 31, 2021. The increase was primarily due to purchases of securities totaling $37.1 million during the nine months ended September 30, 2022, partially offset by maturities, prepayments and calls of securities totaling $14.6 million and a reduction in the unrealized gain held within the portfolio of $16.5 million, resulting in a net unrealized loss of $16.3 million at September 30, 2022. The increase in securities purchases was the result of management’s strategy, implemented in the fourth quarter of 2021, to invest a significant portion of the Company’s liquidity that was held in cash and cash equivalents into securities with higher yields to increase future earnings, while maintaining a high degree of liquidity.

Loans Held for Sale. Loans held for sale decreased $818,000, or 69.1%, to $365,000 at September 30, 2022, from $1.2 million at December 31, 2021. This decrease was due primarily to a decrease in the volume of first mortgage residential real estate loan originations sold into the secondary market as a result of the changing interest rate environment. Mortgage loan originations and sales were $19.0 million and $20.4 million, respectively, during the first nine months of 2022 compared to $90.9 million and $102.2 million, respectively, for the same period in 2021.

Net Loans. Net loans held for investment increased $30.9 million, or 9.6%, to $354.7 million at September 30, 2022, from $323.8 million at December 31, 2021. The majority of this growth was in commercial real estate loans which increased $22.5 million during this period to $207.7 million. Also contributing to this growth was an increase in non-real estate commercial loans which grew $6.9 million during this period to $45.1 million. The growth in these types of loans is consistent with the Company’s long-term loan strategy to increase the level of commercial and commercial real estate loans within our portfolio.

Other Assets. Other assets increased $5.3 million, or 86.7%, from $6.1 million at December 31, 2021 to $11.4 million at September 30, 2022. This increase was primarily due to a $4.6 million increase in deferred tax assets, which was primarily the result of the increase in unrealized losses on available-for-sale securities. Other assets also increased as a result of a $471,000 increase in right of use lease assets as a result of the adoption of ASU 2016-02 in the first quarter of 2022, and a $189,000 increase in prepaid expenses, which was primarily due to the payment of annual insurance premiums in the first quarter of 2022.

Deposits. Deposits decreased $5.2 million, or 1.4%, to $379.3 million at September 30, 2022, from $384.5 million at December 31, 2021. This decrease was primarily due to a $6.7 million decrease in money market accounts, a $2.4 million decrease in certificates of deposit and a $2.0 million decrease in interest bearing checking accounts. These decreases were partially offset by a $3.3 million increase in statement savings accounts and a $2.6 million increase in noninterest bearing checking accounts.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $8.3 million to $10.2 million at September 30, 2022 from $1.9 million at December 31, 2021. The increase was due to normal seasonal activity.

Borrowings. Borrowings, consisting entirely of FHLB advances, increased $1.5 million, or 2.7%, to $56.9 million at September 30, 2022, from $55.4 million at December 31, 2021.

Total Stockholders’ Equity. Total stockholders’ equity decreased $15.0 million to $75.9 million at September 30, 2022, from $90.9 million at December 31, 2021. The decrease was primarily due to a $16.5 million increase in net unrealized losses on available-for-sale securities, which net of taxes, resulted in a $12.0 million decrease in stockholders’ equity. The increase in net unrealized losses on available-for-sale securities resulted primarily from changes in market interest rates. The decrease in stockholders' equity was also partially due to the repurchase and retirement of the Company's common stock during the third quarter of 2022 and an increase in unallocated common stock held by the ESOP. During the third quarter of 2022, the Company repurchased 184,270 shares of its common stock, pursuant to the stock repurchase program that was adopted by the Board of Directors on July 29, 2022. The repurchase of these shares resulted in a $2.0 million decrease in stockholders' equity. See "Note 13 - Equity and Regulatory Matters" for additional information regarding the Company's stock repurchase program. The increase in unallocated common shares held by the ESOP, was the result of additional shares purchased by the ESOP during the nine months ended September 30, 2022, which resulted in a $1.1 million decrease in stockholders' equity.

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

	Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$352,651	$3,563	4.01%	$330,353	$2,939	3.53%
Securities available-for-sale	124,578	613	1.95%	89,748	368	1.63%
Other interest-earning assets	22,264	139	2.48%	95,316	74	0.31%
Total interest-earning assets	499,493	4,315	3.43%	515,417	3,381	2.60%
Non-interest-earning assets	35,090			32,739
Total assets	$534,583			$548,156
Interest-earning liabilities:
NOW accounts	$35,186	$10	0.12%	$34,134	$9	0.10%
Money market accounts	93,344	79	0.34%	93,554	60	0.25%
Savings accounts	67,977	9	0.05%	66,416	8	0.05%
Certificates of deposit	80,213	98	0.49%	80,046	94	0.47%
Total interest-bearing deposits	276,720	196	0.28%	274,150	171	0.25%
Federal Home Loan Bank advances	57,435	200	1.38%	57,002	178	1.24%
Other interest-bearing liabilities	9,910	2	0.08%	10,851	―	―
Total interest-bearing liabilities	344,065	398	0.46%	342,003	349	0.41%
Non-interest-bearing deposits	105,359			97,151
Other non-interest-bearing liabilities	6,597			6,500
Total liabilities	456,021			445,654
Total stockholders’ equity	78,562			102,502
Total liabilities and stockholders’ equity	$534,583			$548,156
Net interest income		$3,917			$3,032
Net interest-earning assets	$155,428			$173,414
Interest rate spread(2)			2.97%			2.19%
Net interest margin(3)			3.11%			2.33%
Average interest-earning assets to average interest-bearing liabilities	145.17%			150.71%

(1)
Includes loan fees (expense) of $20,000 and ($8,000) for the three months ended September 30, 2022 and 2021, respectively.
(2)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$340,626	$9,862	3.87%	$333,235	$9,357	3.75%
Securities available-for-sale	128,920	1,727	1.79%	76,520	971	1.70%
Other interest-earning assets	33,193	279	1.12%	86,195	181	0.28%
Total interest-earning assets	502,739	11,868	3.16%	495,950	10,509	2.83%
Non-interest-earning assets	34,827			33,274
Total assets	$537,566			$529,224
Interest-earning liabilities:
NOW accounts	$36,016	$26	0.10%	$33,191	$27	0.11%
Money market accounts	95,612	223	0.31%	98,041	200	0.27%
Savings accounts	67,358	25	0.05%	64,493	27	0.06%
Certificates of deposit	81,813	277	0.45%	81,888	366	0.60%
Total interest-bearing deposits	280,799	551	0.26%	277,613	620	0.30%
Federal Home Loan Bank advances	56,673	550	1.30%	63,363	579	1.22%
Other interest-bearing liabilities	6,919	7	0.13%	7,937	—	―
Total interest-bearing liabilities	344,391	1,108	0.43%	348,913	1,199	0.46%
Non-interest-bearing deposits	104,787			96,056
Other non-interest-bearing liabilities	6,515			5,791
Total liabilities	455,693			450,760
Total stockholders’ equity	81,873			78,464
Total liabilities and stockholders’ equity	$537,566			$529,224
Net interest income		$10,760			$9,310
Net interest-earning assets	$158,348			$147,037
Interest rate spread(2)			2.73%			2.37%
Net interest margin(3)			2.86%			2.51%
Average interest-earning assets to average interest-bearing liabilities	145.98%			142.14%

(1)
Includes loan fees (expense) of $352,000 and ($39,000) for the nine months ended September 30, 2022 and 2021, respectively.
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

	Three Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$207	$417	$624
Securities	162	83	245
Other	(8)	73	65
Total interest-earning assets	361	573	934
Interest-bearing liabilities:
NOW	―	(1)	(1)
Money market deposits	―	(19)	(19)
Savings	(1)	―	(1)
Certificates of deposit	―	(4)	(4)
Total interest-bearing deposits	(1)	(24)	(25)
Borrowings	(2)	(20)	(22)
Other	―	(2)	(2)
Total interest-bearing liabilities	(3)	(46)	(49)
Change in net interest income	$358	$527	$885

	Nine Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$210	$295	$505
Securities	699	57	756
Other	(25)	123	98
Total interest-earning assets	884	475	1,359
Interest-bearing liabilities:
NOW	(3)	4	1
Money market deposits	5	(28)	(23)
Savings	(1)	3	2
Certificates of deposit	―	89	89
Total interest-bearing deposits	1	68	69
Borrowings	70	(41)	29
Other	―	(7)	(7)
Total interest-bearing liabilities	71	20	91
Change in net interest income	$955	$495	$1,450

Comparison of Operating Results for the Three Months Ended September 30, 2022 and 2021

Net Income (Loss). We recorded net income of $124,000 for the three months ended September 30, 2022, an increase of $239,000 from a net loss of $115,000 recorded for the three months ended September 30, 2021. This increase was primarily due to a $915,000 million increase in net interest income after provision for loan losses, which was partially offset by a $449,000 increase in noninterest expense, a $149,000 decrease in noninterest income and a $78,000 increase in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $934,000, or 27.6%, to $4.3 million for the three months ended September 30, 2022, from $3.4 million for the three months ended September 30, 2021. The increase was due primarily to a $624,000 increase in interest and fees on loans and a $245,000 increase in interest earned on taxable securities. The increase in interest and fees earned on loans was primarily due to a $22.3 million increase in the average amount of loans outstanding, from $330.4 million in the third quarter of 2021 to $352.7 million in the third quarter of 2022, and a 48 basis point increase in the yield earned on loans, from 3.53% for the third quarter of 2021 to 4.01% in the third quarter of 2022. The increase in the yield earned on loans during the third quarter of 2022 was due an increase in market rates as well as the collection of $212,000 in loan prepayment fees during the quarter. The increase in loans was consistent with the Company's strategy to grow the loan portfolio. The increase in interest earned on taxable securities was primarily due to the Company’s strategy to deploy excess liquidity into securities, which resulted in the average outstanding balance of securities increasing $34.9 million, or 38.8%, from $89.7 million for the third quarter of 2021 to $124.6 million for the third quarter of 2022.

Interest Expense. Interest expense increased $49,000, or 14.0%, to $398,000 for the three months ended September 30, 2022, from $349,000 for the three months ended September 30, 2021. This increase was primarily due to an increase in interest expense on FHLB advances and money market accounts. Interest expense on FHLB advances increased $22,000, or 12.4%, from $178,000 for the third quarter of 2021 to $200,000 for the third quarter of 2022. This increase was primarily due to a 14 basis point increase in the average rate paid on the advances from 1.24% in the third quarter of 2021 to 1.38% in the third quarter of 2022. Interest expense on money market accounts increased $19,000, or 31.6%, from $60,000 in the third quarter of 2021 to $79,000 in the third quarter of 2022. This increase was primarily the result of a 9 basis point increase in the average rate paid on money market accounts, from 0.25% in the third quarter of 2021 to 0.34% in the third quarter of 2022.

Net Interest Income. Net interest income increased $885,000, or 29.2%, to $3.9 million for the three months ended September 30, 2022, from $3.0 million for the three months ended September 30, 2021. This increase was primarily due to a $624,000 increase in interest and fees on loans and a $245,000 increase in interest earned on taxable securities and a $65,000 increase in interest earned on other interest-earning assets. These increases were partially offset by a $49,000 increase in interest expense. Our net interest rate spread increased 78 basis points to 2.97% for the three months ended September 30, 2022, from 2.19% for the three months ended September 30, 2021. Our net interest margin also increased 78 basis points to 3.11% from 2.33% over the same period.

Provision for Loan Losses. The Company did not make any provision for loan losses during the three months ended September 30, 2022, compared to a $30,000 provision for the three months ended September 30, 2021. The allowance for loan losses was $3.2 million, or 0.89%, of total loans at September 30, 2022, compared to $2.9 million, or 0.88% of total loans at December 31, 2021. Nonaccrual loans constituted 0.21% of total loans at September 30, 2022, compared to 0.31% of total loans at December 31, 2021. Net recoveries for the three months ended September 30, 2022 were $48,000 compared to net recoveries of $26,000 for the three months ended September 30, 2021.

Non-interest Income. Non-interest income decreased $149,000, or 23.7%, to $479,000 for the three months ended September 30, 2022, from $628,000 for the three months ended September 30, 2021. The decrease was primarily the result of a $365,000 decrease in net gain on sale of loans, partially offset by a $218,000 increase in income associated with changes in the market value of equity securities. The decrease in the net gain on sale of loans was primarily due to the decrease in the sale of mortgage loans held for sale, which decreased $26.6 million, from $32.2 million in the third quarter of 2021 to $5.6 million in the third quarter of 2022. The increase in the market value of marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in non-interest expense.

Non-interest Expense. Non-interest expense increased $449,000, or 11.8%, to $4.3 million for the three months ended September 30, 2022 from $3.8 million for the three months ended September 30, 2021. This increase was primarily due to a $391,000 increase in salaries and employee benefits expense. The increase in salaries and employee benefits expense was due primarily to a $218,000 increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in non-interest income. The remaining $173,000 increase in other salaries and employee benefits expense was primarily the result of a $65,000 increase in wages, a $39,000 increase in ESOP expense and a $21,000 increase in the accrual for incentive bonuses.

Income Tax (Benefit) Expense. We recorded an income tax expense of $21,000 for the three months ended September 30, 2022, compared to an income tax benefit of $57,000 for the three months ended September 30, 2021. The increase in income tax expense was primarily due to a increase in income before taxes during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Comparison of Operating Results for the Nine Months Ended September 30, 2022 and 2021

Net (Loss) Income. We recorded a net loss of $172,000 for the nine months ended September 30, 2022, compared to net income of $354,000 recorded for the nine months ended September 30, 2021. This decrease was primarily due to a $2.4 million decrease in non-interest income, which was partially offset by a $1.3 million increase in net interest income after provision for loan losses, a $372,000 decrease in noninterest expense and a $217,000 decrease in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $1.4 million, or 12.9%, to $11.9 million for the nine months ended September 30, 2022, from $10.5 million for the nine months ended September 30, 2021. The increase was due primarily to an increase in interest earned on taxable securities and an increase in interest earned on loans. Interest income on taxable securities increased $756,000, or 77.9% from $971,000 in the first nine months of 2021 to $1.7 million in the first nine months of 2022. This increase was primarily due to the Company’s strategy to deploy excess liquidity into securities, which resulted in the average outstanding balance of securities increasing $52.4 million, or 68.5%, from $76.5 million for the first nine months of 2021 to $128.9 million for the same period of 2022. The increase in interest income on loans was primarily the result of a 12 basis point increase in the yield earned on loans from 3.75% for the first nine months of 2021 to 3.87% for the same period in 2022 and a $7.4 million increase in average loans outstanding for the same period.

Interest Expense. Interest expense decreased $91,000, or 7.6%, to $1.1 million for the nine months ended September 30, 2022, from $1.2 million for the nine months ended September 30, 2021. This decrease was primarily due to a decline in the cost of our interest-bearing deposits, which decreased 4 basis points from 0.30% for the first nine months of 2021 to 0.26% for the same period in 2022. This decline was primarily due to the low interest rate environment. Also contributing to the decrease in interest expense was a $6.7 million decrease in the average outstanding balance of FHLB advances, which was partially offset by an 8 basis point increase in the average rate paid on these advances.

Net Interest Income. Net interest income increased $1.5 million, or 15.6%, to $10.8 million for the nine months ended September 30, 2022 from $9.3 million for the nine months ended September 30, 2021. Our net interest rate spread increased 36 basis points to 2.73% for the nine months ended September 30, 2022, from 2.37% for the nine months ended September 30, 2021 while our net interest margin also increased 35 basis points to 2.86% from 2.51% over the same period.

Provision for Loan Losses. Provision for loan losses for the nine months ended September 30, 2022 was $210,000 compared to $30,000 for the nine months ended September 30, 2021. The increase in provision was primarily due to the increase in loans outstanding. Net recoveries for the nine months ended September 30, 2022 were $112,000 compared to net recoveries of $55,000 for the nine months ended September 30, 2021.

Non-interest Income. Non-interest income decreased $2.4 million, or 70.8%, to $986,000 for the nine months ended September 30, 2022 from $3.4 million for the nine months ended September 30, 2021. This decrease was due primarily to a $1.1 million decrease in net gains on the sale of loans, an $887,000 decline in income associated with changes in the market value of marketable equity securities and a $456,000 decrease in loan servicing fees. The decrease in the net gain on sale of loans was primarily due to the decrease in the sale of mortgage loans held for sale, which decreased $81.8 million, from $102.2 million in the first nine months of 2021 to $20.4 million in the same period of 2022. The decrease in the market value of marketable equity securities was due to a decrease in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in non-interest expense. The decrease in loan servicing fees was primarily due to the reversal of a $369,000 impairment previously recorded against the value of mortgage servicing rights in the first nine months of 2021. The value of mortgage servicing rights increased as a result of an increase in market interest rates.

Non-interest Expense. Non-interest expense decreased $372,000, or 3.0%, to $11.9 million for the nine months ended September 30, 2022 from $12.3 million for the nine months ended September 30, 2021. This decrease was primarily due to a $444,000 decrease in salaries and employee benefits expense. The decrease in salaries and employee benefits expense primarily resulted from an $887,000 decline in the market value of marketable equity securities held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in non-interest income. This decrease was partially offset by a $443,000 increase in other salaries and benefits expense, which was primarily the result of a $134,000 increase in wages, a $91,000 increase in ESOP expense and a $156,000 increase in the accrual for incentive bonuses.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $172,000 for the nine months ended September 30, 2022, compared to an income tax expense of $45,000 for the nine months ended September 30, 2021. The decrease in income tax expense was primarily due to a decrease in income before taxes during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

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

The table below sets forth, as of September 30, 2022, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$16,863	15.03%
+300	16,231	10.72%
+200	15,611	6.49%
+100	15,179	3.54%
Level	14,660	—%
-100	14,237	(2.88)%
-200	13,800	(5.86)%

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

The table below sets forth, as of September 30, 2022, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+400	$74,095	$(8,389)	(10.17)%
+300	75,768	(6,716)	(8.14)%
+200	77,525	(4,959)	(6.01)%
+100	79,923	(2,561)	(3.10)%
Level	82,484	—	—
-100	83,160	676	0.82%
-200	82,783	299	0.36%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2022, in the event of a 100-basis point increase in interest rates, we would have experienced a 3.10% decrease in our EVE. In the event of a 200-basis point increase in interest rates at September 30, 2022, we would have experienced a 6.01% decrease in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At September 30, 2022, we had $57.0 million outstanding in advances from the FHLB. At September 30, 2022, we had $112.6 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at September 30, 2022, we had a $15.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at September 30, 2022. The Company also had a $10.0 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $13.2 million at September 30, 2022. The Company had not drawn on the Federal Reserve line as of September 30, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.8 million for the nine months ended September 30, 2022, as compared to net cash provided by operating activities of $11.0 million for the nine months ended September 30, 2021. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of available-for-sale securities, offset by proceeds from maturing securities and pay downs on securities, was $54.5 million for the nine months ended September 30, 2022, as compared to $39.9 million for the nine months ended September 30, 2021. Net cash provided by financing activities, consisting primarily of increases in borrowings and advance payments by borrowers for taxes and insurance, was $1.6 million for the nine months ended September 30, 2022, as compared to $23.2 million of cash provided by financing activities during the nine months ended September 30, 2021. The primary source of the difference in cash provided by financing activities were net proceeds of $33.5 million from the stock offering in 2021.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

Capital

At September 30, 2022, PyraMax Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $64.9 million, or 11.9% of adjusted total assets, which is above the well-capitalized required level of $27.2 million, or 5.0%. The Bank had total risk-based capital of $68.1 million, or 17.7% of risk-weighted assets, which is above the well-capitalized required level of $38.5 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2022, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in the Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A “Risk Factors” disclosed in the Company’s December 31, 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There are no material changes from the risk factors included in the Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding shares of our common stock repurchased during the third quarter of 2022.

Period	Total Number of Shares (or Units) Purchased (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2022	—	$ —	—	319,766
August 1 to August 31, 2022	—	—	—	319,766
September 1 to September 30, 2022	184,270	10.78	184,270	135,496

(1) On July 29, 2022, the Board of Directors of the Company adopted a stock repurchase program. Regulatory non-objection was received on August 26, 2022. Under the repurchase program, the Company may repurchase up to 319,766 shares of its common stock, or approximately 5% of its outstanding shares of common stock at the time regulatory non-objection was sought. Shares may be repurchased from time to time in open market or private transactions, through block trades, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission. The repurchase program has no expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254135))

3.2	Bylaws of 1895 Bancorp of Wisconsin, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-254135))

10.1

1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Stockholders (File No. 001-40609), filed under the Exchange Act on July 18, 2022)

10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-267139), filed on August 29, 2022)

10.3	Form of Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 (File No. 333-267139), filed on August 29, 2022)

10.4	Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-8 (File No. 333-267139), filed on August 29, 2022)

10.5

First Amendment to Employment Agreement among PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, Inc. and Richard Hurd (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-40609), filed on October 4, 2022)

10.6

First Amendment to Employment Agreement among PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, Inc. and David Ball (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-40609), filed on October 4, 2022)

10.7

First Amendment to Employment Agreement among PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, Inc. and Monica Baker (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-40609), filed on October 4, 2022)

10.8

First Amendment to Employment Agreement among PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, Inc. and Steven Klitzing (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 001-40609), filed on October 4, 2022)

10.9

First Amendment to Employment Agreement among PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, Inc. and Thomas Peterson (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 001-40609), filed on October 4, 2022)

31.1	Certification of Chief Executive Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 312 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0

The following materials for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104.0	The cover page of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in XBRL (contained in Exhibit 101.0) *

_____________

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: November 10, 2022	/s/ David R. Ball
David R. Ball
President and Chief Executive Officer

Date: November 10, 2022	/s/ Steven T. Klitzing
Steven T. Klitzing
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)