Form 10-K
period 2022-12-31
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2023-03-30
CIK 1847360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022.

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2022, computed by reference to the last sale price on June 30, 2022, as reported by the NASDAQ Capital Market, was approximately $55.1 million.

As of March 20, 2023, there were 6,221,930 issued shares and 6,191,867 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
our ability to maintain liquidity, primarily through deposits, in light of recent events in the banking industry;
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

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board, including the effects of our adoption of the Current Expected Credit Loss (“CECL”) accounting standard, which we implemented on January 1, 2023;
•
our ability to retain key employees;
•
our compensation expense associated with equity allocated or awarded to our employees;
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own; and
•
the outbreak of COVID-19 and the emergence of new variants and government actions taken in response to the pandemic, which may, among other effects, adversely impact supply chains and the industries in which our customers operate and impair their ability to fulfill their financial obligations to us and affect demand for our products and services.

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

BUSINESS OF 1895 BANCORP OF WISCONSIN, INC.

The Company was formed to serve as the stock holding company for PyraMax Bank as part of the mutual-to-stock conversion of 1895 Bancorp of Wisconsin, MHC. Upon completion of the conversion, which occurred on July 14, 2021, the MHC and Old 1895 Bancorp, a federal corporation, ceased to exist and the Company became the successor corporation to Old 1895 Bancorp. The conversion was accomplished by the merger of the MHC with and into Old 1895 Bancorp, followed by the merger of Old 1895 Bancorp with and into the Company. The shares of the Company’s common stock that were offered for sale in connection with the conversion represented the majority ownership interest in Old 1895 Bancorp owned by the MHC. Additionally, on July 14, 2021, public stockholders of Old 1895 Bancorp received 1.3163 shares of the Company’s common stock in exchange for each of their shares of Old 1895 Bancorp. The shares of Old 1895 Bancorp common stock owned by the MHC were canceled at that time. The conversion and offering were completed on July 14, 2021, and the Company was organized as a fully public stock holding company, with 100% of the common stock being held by the public. As of December 31, 2022, the Company had 6,206,105 shares of common stock outstanding. Prior to the completion of the conversion on July 14, 2021, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.

The MHC and Old 1895 Bancorp were incorporated under federal law on January 8, 2019 as part of the mutual holding company reorganization of PyraMax Bank, for the purpose of becoming the savings and loan holding company of PyraMax Bank.

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

From our founding in 1895, we operated as a traditional thrift institution, offering primarily residential mortgage loans and savings accounts, supplemented with multi-family and commercial real estate loans. In 2007, Richard Hurd was promoted to Chief Executive Officer and President of PyraMax Bank. Mr. Hurd began shifting PyraMax Bank’s focus to include more business-oriented products and services. David Ball was hired as President and Chief Operating Officer effective February 2021 and was promoted to President and Chief Executive Officer in October 2022. In this role he oversees the daily operations of PyraMax Bank and is responsible for the design and implementation of business strategies and setting comprehensive goals for profitability and growth. Mr. Hurd continues to serve the bank as Senior Vice President-Strategic Planning Officer and Director. Effective October 1, 2022, Monica Baker was promoted to Executive Vice President and Chief Operating Officer and Steve Klitzing was promoted to Executive Vice President and Chief Financial Officer. In November 2022, Eric Hurd was appointed as Senior Vice President and Chief Lending Officer of PyraMax Bank following the transition of our prior Chief Lending Officer to Senior Vice President of Commercial Lending.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, in one- to four-family residential real estate loans, commercial real estate loans (which includes non-owner occupied commercial real estate, multi-family, owner occupied commercial real estate and one- to four-family non-owner occupied loans), commercial loans (which includes commercial and industrial loans) and consumer loans. Commercial real estate growth has been the primary source of recent loan growth, and commercial business loan originations have also been emphasized. Our loan growth has occurred through organically originated loans as well as through the purchase of loan participations.

Subject to market conditions, we expect to continue our focus on originating and purchasing participations in commercial real estate and commercial business loans in an effort to increase the overall yield earned on our loans, assist in managing interest rate risk and continue to further diversify our overall loan portfolio. We also invest in securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises, U.S. treasury notes, state and municipal securities, asset-backed securities and corporate collateralized mortgage-backed securities. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. Additionally, we have used borrowings, primarily advances from the Federal Home Loan Bank of Chicago, to fund our operations.

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

Our website address is www.pyramaxbank.com. Information on this website should not be considered a part of this report.

Market Area

We conduct our operations from our three full-service banking offices in Milwaukee County, Wisconsin, our two full-service banking offices in Waukesha County, Wisconsin and our full-service banking office in Ozaukee County, Wisconsin. We consider our primary lending market area to be southeastern Wisconsin, however, we occasionally make loans secured by properties located outside of our primary lending market, usually to borrowers with whom we have an existing relationship and who have a presence within our primary market.

Milwaukee County is primarily an urban community, with a median household income of $54,793 (in 2021 dollars) from 2017 to 2021. Milwaukee County had an estimated population of 928,059 in 2021, the most recent year for which information is available. Milwaukee County contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance-related employment. Our Milwaukee County banking offices are located in more suburban areas, but are still in proximity to downtown Milwaukee.

Waukesha County is primarily a suburban community, with a median household income of $94,310 (in 2021 dollars) from 2017 to 2021. Waukesha County had an estimated population of 408,756 in 2021, the most recent year for which information is available. Waukesha County has a diversified economy, including numerous educational institutions and a wide-ranging hospitality industry.

Ozaukee County is primarily a suburban community, with a median household income of $86,915 (in 2021 dollars) from 2017 to 2021. Ozaukee County had an estimated population of 92,497 in 2021, the most recent year for which information is available. Ozaukee County’s economy includes manufacturing, agricultural, healthcare, governmental and trade sectors.

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

As of June 30, 2022 (the latest date for which information is available), our market share was 0.42% of total deposits in FDIC-insured institutions in Milwaukee County, Wisconsin, making us the 15th largest out of 26 banks in Milwaukee County. Our market share was 0.51% of total deposits in FDIC-insured institutions in Waukesha County, Wisconsin, making us the 27th largest out of 36 banks in Waukesha County. Our market share was 1.18% of total deposits in FDIC-insured institutions in Ozaukee County, Wisconsin, making us the 13th largest out of 15 banks in Ozaukee County.

Lending Activities

Our principal lending activity is in commercial real estate loans, one-to-four family residential real estate loans, commercial loans and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial and commercial real estate loans, in an effort to grow and further diversify our overall loan portfolio and increase the overall yield earned on our loans. We compete by focusing on personalized service for consumers as well as businesses. Due to our structure, we are able to move quickly on client requests and are able to price competitively compared to our competitors. Our responsiveness has enabled us to grow and retain our customer base. Additionally, the Milwaukee market has demonstrated strong growth and diversity in the commercial segment. We believe that our focus on Milwaukee, Waukesha and Ozaukee Counties enables us to utilize a limited sales force for maximum results. Our reputation for strong credit underwriting has also allowed us to build a network of smaller banks that purchase participations of loans which exceed our legal lending limit. Recently, we have also increased our purchases of loan participations from other local financial institutions.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	2022		2021
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential Real Estate Loans:
First mortgage	$85,444	23.6%	$80,661	24.9%
Construction	3,248	0.9%	3,388	1.0%
Commercial Loans:
Real estate	210,858	58.3%	185,223	56.8%
Land development	—	0.0%	1,400	0.4%
Other	43,708	12.1%	38,160	11.7%
Consumer Loans:
Home equity and lines of credit	18,590	5.1%	17,032	5.2%
Other	99	0.0%	128	0.0%

Total loans receivable	$361,947	100.0%	$325,992	100.0%

Net deferred loan fees	$830		$655
Less: allowance for loan losses	(3,203)		(2,858)

Loans receivable, net	$359,574		$323,789

Loan Portfolio Maturities. The following table sets forth certain information at December 31, 2022 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments that may significantly shorten the average loan life and cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	At December 31, 2022
	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$3,077	$33,682	$4,796	$41,555
More than one year through five years	12,329	148,541	12,252	173,122
More than five through fifteen years	32,668	69,282	1,075	103,025
More than fifteen years	40,618	3,061	566	44,245

Total	$88,692	$254,566	$18,689	$361,947

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2022 that are due after December 31, 2023 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Residential real estate loans	$68,369	$17,246	$85,615
Commercial loans	158,450	62,434	220,884
Consumer loans	2,006	11,887	13,893
Total	$228,825	$91,567	$320,392

As of December 31, 2022, we had extended credit to three customers totaling $17.0 million indexed to the LIBOR, of which $13.0 million was outstanding. See “Risk Factors - Other Risks Related to Our Business - We will be required to transition from the use of the LIBOR interest rate index in the future.”

Commercial Real Estate Lending. Consistent with our strategy to grow our loan portfolio and increase our yield, we continue to be focused on increasing our commercial real estate loan portfolio through organic growth and the purchase of loan participations. At December 31, 2022, we had $210.9 million in commercial real estate loans, representing 58.3% of our total loan portfolio. Of this aggregate amount, we had $67.9 million in non-owner occupied non-residential real estate, $75.5 million in multi-family residential real estate, $36.2 million in owner occupied non-residential real estate, $6.2 million in non-owner occupied residential real estate loans and $25.1 million in commercial real estate construction loans.

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

Our commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 30 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate loans. Our adjustable-rate commercial real estate loans are generally tied to a margin above the prime rate or the applicable U.S. Treasury or SOFR rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Generally, we require personal guarantees.

We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust every five, seven or 10 years and generally are indexed to the prime rate or the corresponding U.S. Treasury or SOFR rate, plus a margin. We generally include pre-payment penalties on multi-family residential real estate loans we originate.

At December 31, 2022, our three largest commercial real estate borrowing relationships were each $10.0 million commitments for the construction of residential multi-family properties. At December 31, 2022, two of these borrowers had not drawn on their available lines and the outstanding balance of the third relationship was $3.9 million. Each of these borrowing relationships is primarily collateralized by mortgages on the properties. These loans were performing in accordance with their repayment terms at December 31, 2022.

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

We also originate loans to finance the construction of commercial properties, multi-family residential projects (including non-owner occupied one- to four-family residences) and professional complexes. At December 31, 2022, commercial construction loan balances were $25.1 million, or 6.9% of our total loan portfolio. Under these loans, an additional $33.2 million remains available to borrowers. The majority of these loans are secured by properties located in our primary market area.

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

One-to-four family Residential Real Estate Lending. At December 31, 2022, we had $85.4 million of loans secured by one-to-four family residential real estate, representing 23.6% of our total loan portfolio. We originate both fixed-rate and adjustable-rate one-to-four family residential real estate loans. At December 31, 2022, 81.0% of our one-to-four family residential real estate loans were fixed-rate loans, and 19.0% of such loans were adjustable-rate loans.

Our fixed-rate one-to-four family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Freddie Mac and Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae loans. As of December 31, 2022, the limit was $647,200 for single-family homes in our market area. The maximum conforming loan limits will increase to $726,200 for the year ended December 31, 2023. We sell, on both a servicing-released and servicing-retained basis, our conforming and eligible jumbo fixed-rate one-to-four family residential real estate loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans” that we may retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%. At December 31, 2022, we had $3.3 million in jumbo loans, which represented 3.8% of our one-to-four family residential real estate loans. Our average loan size for jumbo loans was approximately $558,000 at December 31, 2022. Generally, all of our one-to-four family residential real estate loans are secured by properties located in southeastern Wisconsin.

We generally limit the loan-to-value ratios of our mortgage loans without private mortgage insurance to 80% of the sales price or appraised value, whichever is lower. Loans where the borrower obtains private mortgage insurance may be made in excess of this limit.

Our adjustable-rate one-to-four family residential real estate loans carry terms to maturity ranging from 10 to 30 years and generally have fixed rates for initial terms of five years. We also offer an initial term of seven years, which adjusts annually thereafter at a margin, which in recent years has been tied to a margin above the applicable U.S. Treasury or SOFR rate. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period, with a lifetime interest rate cap of generally 5% over the initial interest rate of the loan and a rate floor. We typically hold in our loan portfolio our adjustable-rate one-to-four family residential real estate loans.

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

We do not offer “interest only” mortgage loans on permanent one-to-four family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not have a “subprime lending” program for one-to-four family residential real estate loans (i.e., loans that generally target borrowers with weakened credit histories).

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

Residential Real Estate Construction Lending. We originate loans to finance the construction of single-family residential properties to prospective homeowners for their primary residence. At December 31, 2022, residential construction loan balances were $3.2 million, or 0.9% of our total loan portfolio, with an additional $2.8 million available to these borrowers. The majority of these loans are secured by properties located in our primary market area.

Our owner occupied one-to-four family residential construction loans are generally structured as interest-only for 12 months. Construction loan values for one-to-four family residential properties generally will not exceed 80% during the construction phase of the mortgage, however, if private mortgage insurance is obtained, we will consider loan-to-value limits up to 95%.

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

Land Development Loans. We originate loans to finance the development of land for agricultural purposes and for the development of commercial and residential properties. Land development loans are generally secured by vacant land and/or property that is in the process of improvement. At December 31, 2022, we had no land development loans outstanding.

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

Commercial Lending. At December 31, 2022, we had $43.7 million of commercial loans, representing 12.1% of our total loan portfolio. Our commercial loan portfolio at December 31, 2022 included $318,000 of PPP loans, most of which we expect will be forgiven or paid in 2023. We originate commercial loans and lines of credit secured by non-real estate business assets. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted, and collateral securing loans may fluctuate in value because of economic or individual performance factors. Financial information is obtained from the borrowers to evaluate cash flow sufficiency to service debt and is periodically updated during the life of the loan. These loans are generally originated to small businesses in our primary market area. Our commercial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $8.0 million. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the applicable U.S. Treasury rate. We generally obtain personal guarantees with commercial loans.

At December 31, 2022, our largest outstanding commercial and industrial loan commitment totaled $10.0 million. The primary business of this company is providing lease financing for commercial and industrial equipment. The outstanding balance on this relationship was $6.4 million at December 31, 2022. Our second largest commitment totaled $7.5 million at December 31, 2022, of which $6.0 million was outstanding. The primary business of this company is the sales and distribution of industrial supplies and equipment. Our third largest commitment totaled $6.8 million, of which $5.4 million was outstanding. This borrower's primary business is providing equipment financing to small businesses. All of these commitments were performing in accordance with their repayment terms at December 31, 2022.

We typically originate commercial loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business, the experience and stability of the borrower’s management team, earnings projections and their underlying assumptions, and the value and marketability of any collateral securing the loan. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself and the general economic environment in our market area. Therefore, commercial loans that we originate have greater credit risk than one-to-four family residential real estate loans. In addition, commercial loans often result in larger outstanding balances to single borrowers, or related groups of borrowers, and also generally require substantially greater evaluation and oversight efforts.

Consumer Lending. Our consumer lending portfolio, which totals $18.7 million as of December 31, 2022 and represented 5.2% of our total loan portfolio, consisted almost entirely of home equity loans. At December 31, 2022, there were $18.6 million of outstanding balances on home equity lines of credit, which the lines of credit had an additional $21.7 million available to draw. We also offer a variety of consumer loans to individuals who reside or work in our market area, including home equity lines of credit, new and used automobile loans, boat loans, recreational vehicle loans and loans secured by certificates of deposit. At December 31, 2022, we had $6,000 of unsecured consumer loans.

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

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such residential loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, on both a servicing-released and servicing-retained basis, with limited or no recourse, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. For the year ended December 31, 2022, we sold $23.3 million of one- to four-family residential real estate loans, of which $21.8 million were originated in 2022 and $1.5 million were originated prior to 2022. For the year ended December 31, 2021, we sold $122.9 million of one- to four-family residential real estate loans.

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

Mortgage servicing rights, which are acquired when we sell a loan but retain the servicing rights, are recognized as a separate asset. As of December 31, 2022, we had $1.9 million in mortgage servicing rights. The fair value of our mortgage servicing rights is appraised by a third party provider. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

During 2022, we increased purchases of commercial real estate and commercial loan participations secured by properties and/or business assets within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2022, we had 12 credit relationships with outstanding balances totaling $31.6 million and the ability to draw an additional $41.2 million, in which we were not the lead lender. All of these loans were performing in accordance with their original repayment terms. PyraMax Bank’s growth strategy includes the purchase of loan participations that meet our underwriting standards from local financial institutions with which we have existing relationships. We also have participated out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. Historically, we have not purchased whole loans, however, pursuant to our growth strategy, we may purchase whole loans in the future.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that PyraMax Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of PyraMax Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2022, based on the 15% limitation, PyraMax Bank’s loans-to-one-borrower limit was $10.3 million. At December 31, 2022, PyraMax Bank had no individual borrower with outstanding balances in excess of this amount. Although PyraMax Bank currently has an internal limit of $8.0 million, the board of directors must approve all loans in excess of $2.0 million. In the future the board of directors may consider increasing or decreasing this internal limit.

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

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our President and Chief Executive Officer and our Senior Vice President-Strategic Planning have individual authorization to approve loans up to an aggregate exposure to one borrower of $2.0 million. Our Officers’ Loan Committee, which consists of our President and Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Financial Officer, Chief Lending Officer and Senior Vice President-Strategic Planning, can approve loans up to $2.0 million in the aggregate. Loans in excess of $2.0 million require the approval of our board of directors, or, if exigent circumstances exist, the Chief Credit Officer and President and Chief Executive Officer may approve such loans if the board of directors is unavailable and such approval is based on a recommendation of the Chief Credit Officer and is subsequently approved by the board of directors.

In addition, the following individuals have retail consumer loan authority for individual loans: our Chief Operating Officer can approve retail loans up to $200,000; our Vice President-Retail Operations and Senior Underwriters can approve retail loans up to $150,000; our Junior Underwriters can approve retail loans up to $100,000; and one Branch Executive Officer can approve retail loans up to $75,000 while all other Branch Executive Officers can approve retail loans up to $1,000.

Our Chief Operating Officer, Vice President-Retail Loan Operations, and Senior Underwriters and Underwriters have authority to approve conforming mortgage loans up to the secondary market limit.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

From time to time, a loan applicant may not meet one or more of the loan policy or loan program requirements, resulting in a denial of the loan application. The loan officer may seek an exception, by providing detailed information to explain the policy/program exception along with other pertinent information. The following individuals have the authority to approve these requests with the indicated loan limits for commercial mortgage loans and consumer loans: the board of directors may approve loans with exceptions up to the legal lending limit of PyraMax Bank; the Officers Loan Committee and our President and Chief Executive Officer may approve loans with exceptions up to $2.0 million; and our Chief Credit Officer may approve loans with exceptions up to $1.0 million. Our Chief Operating Officer has the authority to approve exceptions on conforming mortgage loans up to the secondary market limits, however, the loan would still need to qualify for sale in the secondary market after granting the exception. Our Chief Operating Officer and Senior Vice President-Mortgage Lending have exception authority for consumer loans with limits up to $200,000 and our Resolution Officer and Vice President-Retail Banking have exception authority for consumer loans with limits up to $150,000.

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

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is impaired or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be impaired, the measurement of the loan in the allowance for loan losses analysis is based on the present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral less estimated costs to sell. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

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

Non-accrual loans decreased to $769,000, or 0.21% of total loans, at December 31, 2022 from $1.0 million, or 0.31% of total loans, at December 31, 2021. The decrease in non-accrual loans was primarily due to a decrease in non-accrual loans in the residential real estate first mortgage loan category.

Troubled Debt Restructurings. Loans are accounted for as troubled debt restructurings when a borrower is experiencing financial difficulties that lead to a restructuring of the loan, and PyraMax Bank grants a concession to the borrower that it would not otherwise consider. These concessions include a modification of terms, such as a reduction of the stated interest rate or loan balance, a reduction of accrued interest, an extension of the maturity date at an interest rate lower than current market rate for a new loan with similar risk, or some combination thereof to facilitate payment. Troubled debt restructurings are considered impaired loans. No additional loan commitments were outstanding to our troubled debt restructured borrowers at December 31, 2022.

Loans on non-accrual status at the date of modification are initially classified as non-accrual troubled debt restructurings. At December 31, 2022, we had $183,000 in non-accrual troubled debt restructurings, none of which were in the process of foreclosure as of December 31, 2022. Our policy provides that troubled debt restructured loans are returned to accrual status after a period of satisfactory and reasonable future payment performance under the terms of the restructuring. Satisfactory payment performance is generally no less than six consecutive months of timely payments. At December 31, 2022, we had $355,000 in accruing troubled debt restructurings.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for loan losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the years ended December 31, 2022 and December 31, 2021, no loans were transferred into foreclosed assets.

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

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

Allowance for Loan Losses. The following table sets forth certain ratios related to our allowance for loan losses for the periods indicated. The allowance calculations for 2022 and 2021 are based on the historical method of recording allowance for loan losses that are probable, rather than the new CECL model.

	Year Ended December 31,
	2022	2021
	(Dollars in thousands)
Allowance for loan losses at end of period	$3,203	$2,858
Non-accrual loans at end of period	$769	$1,017
Total loans at end of period	$361,947	$325,992
Allowance for loan losses to total loans outstanding at end of period	0.89%	0.88%
Non-accrual loans to total loans outstanding at end of period	0.21%	0.31%
Non-accrual loans to total loans (excluding PPP loans)	0.21%	0.32%
Allowance for loan losses to non-accrual loans at end of period	416.72%	280.96%
Net charge-offs (recoveries) to average loans outstanding during period – Commercial loans	(0.03)%	(0.01)%
Net charge-offs (recoveries) to average loans outstanding during period – Residential real estate loans	(0.01)%	0.00%
Net charge-offs (recoveries) to average loans outstanding during period – Consumer loans	(0.30)%	(0.54)%
Net charge-offs (recoveries) to average loans outstanding during period – Total	(0.04)%	(0.04)%

At December 31, 2022, our allowance for loan losses represented 0.89% of total loans and at December 31, 2021, our allowance for loan losses represented 0.88% of total loans. The allowance for loan losses to non-accrual loans ratio increased to 416.7% at December 31, 2022, compared to 281.0% at December 31, 2021 due to a reduction in non-accrual loans and an increase in the allowance for loan losses. Non-accrual loans decreased $248,000, or 24.4%, to $769,000 at December 31, 2022, compared to $1.0 million at December 31, 2021. We recorded provision expense of $222,000 during the year ended December 31, 2022, as compared to $30,000 for the year ended December 31, 2021. The increase in provision expense was primarily due to the growth in our loan portfolio during 2022 and ongoing uncertainties related to the COVID-19 pandemic. Net loan (recoveries) charge-offs were ($123,000) and ($125,000) during the years ended December 31, 2022 and 2021, respectively.

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

	At December 31,
	2022			2021
	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$752	23.5%	24.5%	$745	26.0%	25.8%
Commercial	1,944	60.7%	70.3%	1,657	58.0%	68.9%
Consumer	507	15.8%	5.2%	456	16.0%	5.3%
Total allocated allowance	$3,203	100.0%	100.0%	$2,858	100.0%	100.0%

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

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet deposit withdrawal and loan funding needs, to help mitigate interest rate and market risk, to diversify our assets, and to generate a reasonable rate of return on funds within the context of our interest rate and credit risk objectives. Our board of directors is responsible for adopting our investment policy. The investment policy is reviewed annually by the board of directors. Authority to make investments under the approved investment policy guidelines is delegated to our president and chief executive officer and our chief financial officer. All investment transactions are reviewed at the next regularly scheduled meeting of the board of directors. All of our investment securities are classified as available-for-sale.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2022 or December 31, 2021.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2022. Certain mortgage-backed and asset-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available for sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury notes	$—	$—	$23,781	1.22%	$5,816	1.47%	$—	—	$29,597	$26,627	1.27%
Obligations of states and political subdivisions	$1,571	2.32%	1,992	2.38%	10,063	1.90%	7,753	1.91%	21,379	17,656	1.98%
Government- sponsored mortgage-backed securities	163	2.12%	4,361	2.68%	24,593	1.72%	44,118	1.92%	73,235	64,267	1.90%
Asset-backed securities	—	—	—	—	—	—	4,563	5.54%	4,563	4,517	5.54%
Certificates of deposit	465	2.65%	994	2.82%	—	—	—	—	1,459	1,425	2.77%

Total	$2,199	2.38%	$31,128	1.55%	$40,472	1.73%	$56,434	2.21%	$130,233	$114,492	1.91%

U. S. Treasury Notes. At December 31, 2022, we had U.S. Treasury notes totaling $26.6 million, which constituted 23.3% of our portfolio. Our current U.S. Treasury notes have a weighted average maturity of 4.05 years. These securities are backed by the full faith and credit of the U.S. government, are very actively traded and provide a high level of liquidity.

Obligations of State and Political Subdivision (“Municipal”) Securities. At December 31, 2022, we had municipal securities totaling $17.7 million, which constituted 15.4% of our securities portfolio. Our current municipal securities have a weighted average maturity of 8.13 years. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Government-sponsored Mortgage-Backed Securities. At December 31, 2022, we had government-sponsored mortgage-backed securities totaling $64.3 million, which constituted 56.1% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one- to four-family mortgages. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the SBA, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Asset-backed Securities. At December 31, 2022, we had asset-backed securities comprised of pools of student loans totaling $4.5 million, which constituted 3.9% of our securities portfolio, and had a weighted average maturity of 13.68 years. All of our asset-backed securities are investment grade and have interest rates tied to an index (LIBOR). See “Risk Factors - Other Risks Related to Our Business - We will be required to transition from the use of the LIBOR interest rate index in the future.”

Certificates of Deposit. At December 31, 2022, we had certificates of deposit totaling $1.4 million, which constituted 1.2% of our securities portfolio, and had a weighted average maturity of 1.35 years. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes.

Federal Home Loan Bank Stock. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $3.4 million at December 31, 2022. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations, to provide for the potential loss in revenue and replacement costs associated with the loss of a key member of the management team and provide supplemental death benefits to key personnel. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2022, our balance in bank-owned life insurance totaled $14.3 million and was issued by two insurance companies, each of which was rated AA+ by Standard & Poor’s.

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, statement savings, health savings and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2022, our core deposits, which are deposits other than certificates of deposit, were $308.2 million, representing 79.5% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits.

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

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	2022			2021
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Noninterest-bearing checking accounts	$92,465	23.8%	0.00%	$106,664	27.7%	0.00%
Negotiable order of withdrawal accounts	32,514	8.4%	0.21%	37,467	9.7%	0.10%
Money market accounts	121,215	31.3%	0.59%	94,823	24.7%	0.27%
Savings accounts	61,969	16.0%	0.05%	64,954	16.9%	0.05%
Certificates of deposit (1)	79,558	20.5%	0.55%	80,593	21.0%	0.55%
Total	$387,721	100.0%	0.27%	$384,501	100.0%	0.22%

(1)
We had no brokered deposits as of December 31, 2022 or December 31, 2021.

As of December 31, 2022, the amount of total uninsured deposits (i.e., deposits that exceeded the $250,000 FDIC insurance limit) was $140.4 million, or 36.2% of total deposits. As of December 31, 2021, the amount of total uninsured deposits was $153.2 million, or 39.8% of total deposits.

The amount of time deposits in excess of the FDIC insurance limit, all of which are certificates of deposits, was $8.4 million, or 10.6% of total time deposits as of December 31, 2022.

The following table indicates the amount of time deposits in uninsured accounts by time remaining until maturity at December 31, 2022.

Maturity Period	Dollar Amount
(Dollars in thousands)
At December 31, 2022:
Three months or less	$1,060
Over three through six months	526
Over six through twelve months	5,574
Over twelve months	1,214
Total	$8,374

Borrowed Funds. We have an agreement with the Federal Home Loan Bank of Chicago that allows us to participate in their credit programs. The amount that we are able to borrow is based upon the amount of capital stock that we own in the Federal Home Loan Bank of Chicago and the amount of mortgage loans that we pledge as collateral to them. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide funding as a supplement to our deposits. To the extent such borrowings have different repricing terms than our deposits, they can change our interest rate risk profile. At December 31, 2022, we had $71.5 million in advances from the Federal Home Loan Bank of Chicago. At December 31, 2022 our available and unused portion of this borrowing agreement totaled $100.0 million, although we may access additional advances if we purchase additional Federal Home Loan Bank of Chicago capital stock.

Additionally, at December 31, 2022 we had a $15.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2022. We also had a $9.1 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.9 million at December 31, 2022. We had not drawn on the Federal Reserve line as of both December 31, 2022 and 2021.

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

Personnel

As of December 31, 2022, we had 93 full-time and 98.5 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

TAXATION

PyraMax Bank, PyraMax Insurance Services LLC and the Company are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize material income tax matters and is not a comprehensive description of the tax rules applicable to the Company, PyraMax Bank and PyraMax Insurance Services LLC.

The Company is generally no longer subject to federal tax examinations for years before 2019 and state tax examinations before 2018.

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

Net Operating Loss Carryovers. Under the Tax Cuts and Jobs Act, for federal losses originating in tax years after January 1, 2018, the Company is allowed an indefinite carryforward period limited to 80% of each subsequent year’s net income. At December 31, 2022, the Company had a federal net operating loss carryover of $10.5 million that will begin to expire in 2030. Of this $10.5 million, $2.5 million has no expiration due to the Tax Cuts and Jobs Act of 2017. The Company also has $473,000 of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2024.

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

Net Operating Loss Carryovers. Wisconsin law allows financial institutions to carry forward a Wisconsin net operating loss to the succeeding 20 taxable years. At December 31, 2022, the Company had Wisconsin net operating loss carryovers of $20.7 million that will begin to expire in 2024. The Company also has $476,000 of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2024.

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

Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) which permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. PyraMax Bank had not made such an election as of December 31, 2022.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

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

In 2020, the CARES Act lowered the community bank leverage ratio to 8%. The community bank leverage ratio was increased to 8.5% for calendar year 2021 and to 9% thereafter. The Company did not opt in to the community bank leverage ratio framework for the year ended December 31, 2022.

At December 31, 2022, PyraMax Bank exceeded all applicable capital requirements.

Loans-to-One Borrower. Generally, a federal savings bank, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2022, PyraMax Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2022, PyraMax Bank met the criteria for being considered “well capitalized.”

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

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

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

Federal Home Loan Bank System

PyraMax Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. PyraMax Bank was in compliance with this requirement at December 31, 2022. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. PyraMax Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Chicago stock. At December 31, 2022, no impairment had been recognized.

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

The Company will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of its subscription offering; (ii) the first fiscal year after our annual gross revenues are $1.235 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year.

ITEM 1A. Risk Factors

Risks Related to our Lending Activities

We have a substantial amount of commercial real estate and commercial loans, and intend to continue to increase originations of these types of loans both directly and through participations. These loans involve credit risks that could adversely affect our financial condition and results of operations.

At December 31, 2022, commercial real estate and land development loans (which includes non-owner occupied commercial real estate, multi-family, owner occupied commercial real estate and one- to four-family non-owner-occupied real estate loans) totaled $210.9 million, or 58.3% of our loan portfolio. Of this aggregate amount, we had $67.9 million in non-owner occupied non-residential real estate, $75.5 million in multi-family residential real estate, $36.2 million in owner occupied non-residential real estate, $6.2 million in non-owner occupied residential real estate and $25.1 million in commercial real estate construction and land development loans. At December 31, 2022, our commercial loans (which includes commercial and industrial loans) totaled $43.7 million, or 12.1% of our loan portfolio. We intend to increase originations of these types of loans.

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

Our commercial real estate loan portfolio increased to $210.9 million, or 58.3% of total loans, at December 31, 2022 from $185.2 million, or 56.8% of total loans, at December 31, 2021. Our commercial loan portfolio increased to $43.7 million, or 12.1% of total loans, at December 31, 2022 from $38.2 million, or 11.7% of total loans, at December 31, 2021. We intend to continue our emphasis on originating commercial real estate and commercial loans. Many of these loans that we have recently put on our books have not been subjected to a prolonged period of unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

The Company adopted a new accounting standard, referred to as Current Expected Credit Loss (CECL), effective January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for loan losses. This represents a change from our previous method of recording allowances for loan losses that are probable.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate and commercial business loans, as well as any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for loan losses in the future. At December 31, 2022, our allowance for loan losses was 0.89% of total loans and 416.7% of non-performing loans.

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

Loan participations comprise a portion of our loan portfolio and a decrease in loan participations purchased could decrease profits and growth levels.

During 2022, we increased our purchases of commercial real estate and commercial loan participations originated by other financial institutions, both within and outside of our primary market area, to help meet loan portfolio growth goals. Loan participations totaled $31.6 million, or 8.7% of total loans, and $2.1 million, or 0.6% of total loans, at December 31, 2022 and 2021, respectively. Although we underwrite any loan participation as if we were originating the loan, a primary difference is that financial information is received from the lead financial institution and not directly from the borrower, and we rely on the lead lender to monitor the performance of the loan and provide information to us that we use to classify the loan and make any associated loan loss provisions. If our underwriting or monitoring of these loans or the information provided to us by the lead lender is not sufficient, our non-performing loans may increase and our earnings may decrease. Additionally, in circumstances where we hold a minority participation interest, we may be bound by decisions of the lead lender or majority interest to which we would otherwise object, and may need the consent of these other parties to exercise our rights with respect to a loan. Further, because participations factor into our growth strategy, our profits and loan growth could be significantly and adversely affected if the volume of loan participations materially decreases, whether because of loan demand declines, loan payoffs, lead lenders perceiving us as a potential competitor in their respective market areas, or otherwise.

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

PyraMax Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of PyraMax Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board, which regulates the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. See "Fluctuations in interest rates could reduce our profits and asset values" below.

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

Risks Related to Market Interest Rates

Fluctuations in interest rates could reduce our profits and asset values.

Net interest income makes up a majority of our income and is based on the difference between (i) the interest income we earn on interest-earning assets, such as loans and securities, and (ii) the interest expense we pay on interest-bearing liabilities, such as deposits and borrowings.

The rates we earn on our assets and the rates we pay on our liabilities are generally fixed for a contractual period of time. Like many savings institutions, our interest-bearing liabilities generally have shorter contractual maturities than our interest-earning assets. This imbalance can create significant earnings volatility because market interest rates change over time. We are unable to predict fluctuations of market interest rates, which are influenced by many factors.

During 2022, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. The Federal Reserve has indicated that further rate increases may be necessary to curb inflation. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. Changes in market interest rates may also affect the demand for the Company's products and services, the Company's ability to originate real estate loans, competition for deposits, the secondary mortgage market, our ability to realize gains from the sale of assets, and loan delinquencies and defaults, all of which ultimately affect earnings. Changes in interest rates may also affect the market value of the Company's investment securities portfolio.

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

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. As of December 31, 2022, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience a 2.0% decrease in EVE and a 12.0% increase in net interest income. As of December 31, 2022, in the event of an instantaneous 200 basis point decrease in interest rates, we estimate that we would experience a 9.1% increase in EVE and a 3.1% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

We depend on the services of the members of our senior management team who direct our strategy and operations. Our executive officers and lending personnel possess substantial expertise, extensive knowledge of our markets and key business relationships, and have been integral in the restructuring of our operations, including the implementation of a more aggressive sales culture within our institution. Any one of them could be difficult to replace. Our loss of these persons, or our inability to hire additional qualified personnel, could impact our ability to implement our business strategy and could have a material adverse effect on our results of operations and our ability to compete in our markets.

Our funding sources may prove insufficient to replace deposits at maturity and support our future growth.

Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. We rely primarily on deposits, investments and the repayment of loans to ensure that there is adequate liquidity to fund our operations and pay our obligations. As we continue to grow, we are likely to become more dependent on other sources of funding, which may include FHLB advances and other borrowings, proceeds from the sale of loans, federal funds purchased and brokered certificates of deposit. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources. Our financial flexibility will be severely constrained if we are unable to maintain our access to funding or if adequate financing is not available to accommodate future growth at acceptable interest rates. If we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs. In this case, our operating margins and profitability would be adversely affected. Additionally, our business and reputation may suffer and we may be subject to regulatory investigation and action if there are doubts about our ability to fund our operations and pay our obligations.

Our reliance on deposits, including brokered certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our financial condition and operating results.

We rely primarily on deposits for funds to make loans and provide for our other liquidity needs, including time deposits and, from time to time, brokered certificates of deposit (although as of December 31, 2022, we had no brokered deposits). Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by external factors such as changes in interest rates, local and national economic conditions, the availability and attractiveness of alternative investments, and perceptions of the stability of the financial services industry generally and of our institution specifically. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve, or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

Certificates of deposit in particular may not be as stable as other types of deposits and, in the future, depositors may not renew those time deposits when they mature, or we may have to pay a higher rate of interest to attract or keep them or to replace them with other deposits or with funds from other sources. Not being able to attract those deposits or to keep or replace them as they mature may adversely affect our liquidity. Additionally, we are regulated by the Office of the Comptroller of the Currency, which requires us to maintain certain capital levels to be considered “well capitalized.” If we fail to maintain these capital levels, we could lose our ability to obtain funding through brokered deposits. In addition, we may also be restricted from paying higher deposit rates to attract, keep or replace those deposits, which could have a negative effect on our operating results and the value of our common stock.

Our cost of operations is high relative to our revenues.

The cost of generating our income is measured by our efficiency ratio (the ratio of non-interest expense to the sum of net interest income and non-interest income). Our efficiency ratio was 100.7% and 99.7% for the years ended December 31, 2022 and 2021, respectively. Our efficiency ratio lags our peer group as our competitors for loans and deposits are often larger banks who can offer very competitive terms to originate and retain commercial real estate and commercial loans, as well as very competitive rates on deposit products. Additionally, our interest expense is higher than our peer group as our sources of funding tend to rely on FHLB advances more than our competitors. We have also had a series of significant one-time expenses over the last several years, including core data processing conversion, branch sale costs and expenses related to our healthcare coverage.

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

Our net gain on sales of loans constitutes a meaningful component of our revenue. The gain on such sales for the years ended December 31, 2022 and 2021 was $310,000 and $1.5 million, respectively. Any increase in market interest rates may reduce our mortgage loan originations, resulting in fewer loans available for sale. This would result in a decrease in our non-interest income. Further, when we sell loans, we are required to make customary representations and warranties about such loans to the purchaser. Our loan sale agreements may require us to repurchase or substitute mortgage loans or indemnify investors if we breach certain representations and warranties made to purchasers. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of a payment default on a mortgage loan shortly after its sale. Any of the foregoing could harm our business, cash flow, results of operations and financial condition.

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

Acquisitions may disrupt our business and dilute stockholder value.

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

We are a community bank, and our reputation is one of the most valuable components of our business. A key component of our business strategy is to rely on our reputation for customer service and knowledge of local markets to expand our presence by capturing new business opportunities from existing and prospective customers in our market area and contiguous areas. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, cybersecurity incidents and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, customers, or environmental, social and governance matters, with or without merit, may result in the loss of customers and employees, costly litigation and increased governmental regulation, any or all of which could adversely affect our business and operating results.

We will be required to transition from the use of the LIBOR interest rate index in the future.

We have certain loans and investments indexed to the London Interbank Offered Rate (“LIBOR”) to calculate the loan interest rate. As of December 31, 2022, we had extended credit to three customers for loans totaling $17.0 million and have $4.5 million in asset-backed securities that are indexed to the LIBOR. The use of LIBOR in new contracts was discontinued after December 31, 2021 and LIBOR will cease to be published after June 30, 2023. The March 2022 enactment of the Adjustable Interest Rate (LIBOR) Act and the Federal Reserve's proposed implementing regulations established the Secured Overnight Financing Rate ("SOFR") as the benchmark rate that will automatically apply to agreements that rely on LIBOR and do not have an alternative contractual fallback benchmark rate. At this time, no consensus exists as to what rate or rates may become broadly acceptable alternatives to LIBOR. We adopted SOFR-derived benchmark rates as our preferred alternative to LIBOR for use in new contracts beginning on January 1, 2022. We are converting our LIBOR based loans to SOFR, working with customers, counsel and our core loan servicing provider. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. Additionally, since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, and the transition will change our market risk profile.

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

Our existing stock-based benefit plans will increase our expenses and reduce our income, and may dilute your ownership interests.

Our stockholders previously approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan and the 1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan. During the year ended December 31, 2022, we recognized $363,000 in non-interest expense relating to these stock benefit plans, and we will recognize additional expenses in the future as additional grants are made and awards vest. No further grants will be made under the 2020 Equity Incentive Plan, which remains in existence solely for the purpose of administering outstanding grants thereunder. We may fund the 2022 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock issuances under the plan.

The impact of public health emergencies, like the COVID-19 outbreak, could adversely affect our financial condition and results of operations.

As the result of a public health emergency, including the COVID-19 pandemic, we could be subject to the following risks, among others, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: a worsening of business and economic conditions; declines in demand for products and services; supply chain interruptions; government restrictions on consumer and business activities; increased loan delinquencies, problem assets, and foreclosures; increased to our allowance for loan losses; declines in the value of collateral for loans, especially real estate: loss or unavailability of key employees; unavailability of third-party service providers; increased FDIC insurance premiums; and increased operating expenses.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

As of December 31, 2022, the net book value of our real and personal properties, including land, was $5.5 million. The following is a list of our offices:

Location	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value at December 31, 2021
		(Dollars in thousands)
Corporate Office:
7001 West Edgerton Avenue Greenfield, WI 53220 (1)	1980	23,186	Owned	N/A	$2,457
Branch Offices:
9000 West Drexel Avenue Franklin, WI 53132	2004	3,930	Owned	N/A	718
1150 Washington Street Grafton, WI 53024	2016	5,700	Leased	2/28/2024	42
405 Rivercrest Court Mukwonago, WI 53149	1999	3,097	Owned	N/A	464
1015 Marquette Avenue South Milwaukee, WI 53172	1972	3,942	Owned	N/A	496
1500 East Moreland Avenue Waukesha, WI 53186	1969	4,546	Owned	N/A	1,274
Total					$5,451

(1)
Included in the net book value for this office is $41,000 related to furniture and equipment that was retained upon closure of the West Allis office.

ITEM 3. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “BCOW.” The approximate number of holders of record of the Company common stock as of March 20, 2023 was 383. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the fourth quarter of 2022.

Period	Total Number of Shares (or Units) Purchases (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2022	49,779	10.62	49,779	85,717
November 1 to November 30, 2022	57,259	10.25	57,259	28,458
December 1, to December 31, 2022	5,610	10.00	5,610	22,848

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

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company’s financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Annual Report on Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the year ended December 31, 2022, compared to the year ended December 2021, and the financial condition as of December 31, 2022 compared to the financial condition as of December 31, 2021. For a discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2021 Form 10-K, filed with the SEC on March 29, 2022. The information in this section has been derived from the audited financial statements, which appear beginning on page F-1 of this Annual Report on Form 10-K.

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
Increasing the number of larger commercial real estate loans and commercial business loan originations involves risk, as described in “Risk Factors—We have a substantial amount of commercial real estate and commercial loans, and intend to continue to increase originations of these types of loans both directly and through participations. These loans involve credit risks that could adversely affect our financial condition and results of operations” and “Our portfolio of loans with a higher risk of loss has and is expected to increase, which may lead to additional provisions for loan losses or charge-offs, which would reduce our profits or cause losses.”

•
Continue to increase core deposits, with an emphasis on low-cost demand deposits. We seek core deposits to provide a stable source of funds to support loan growth at costs consistent with improving our net interest rate spread and margin. Core deposits also help us maintain loan-to-deposit ratios at levels consistent with regulatory expectations. We consider our core deposits to include checking accounts, money market accounts and statement savings. In particular, our Treasury Management unit focuses on generating and retaining business deposits, which assists in generating fee income. Core deposits increased to $308.2 million at December 31, 2022, from $303.9 million at December 31, 2021.
•
•
Manage credit risk to maintain a low level of non-performing assets. We believe strong asset quality is a key to our long-term financial success. Our strategy for credit risk management focuses on having an experienced team of credit professionals, well-defined policies and procedures, appropriate loan underwriting criteria and active credit monitoring. In recent years we have conducted an extensive review of, and have enhanced, our credit, underwriting and loan processing policies and procedures. Our non-performing assets to total assets ratio was 0.14% at December 31, 2022, compared to 0.19% at December 31, 2021. At December 31, 2022, the majority of our non-performing assets were related to residential real estate.
•
Continue to grow organically while being aware of acquisition opportunities. In addition to organic growth, we will also consider acquisition opportunities that we believe would enhance the value of our franchise and yield potential financial benefits for our stockholders. Although we believe opportunities exist to increase our market share in our historical markets, we expect to continue to expand into nearby markets in Wisconsin. We will consider expanding our branch network by establishing new (“de novo”) branches and/or through acquisitions, although we have no current acquisitions or new branches planned.

•
Continue to provide value to our community. Our goal is to provide long-term value to our customers, employees and the communities we serve by executing a safe and sound service-oriented business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market area.

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

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total Assets. Total assets were $543.0 million at December 31, 2022, an increase of $3.4 million, or 0.6%, when compared to total assets of $539.6 million at December 31, 2021. The increase was primarily due to a $35.8 million increase in net loans, a $5.1 million increase in other assets and a $2.1 million increase in available-for-sale securities. This increase was partially offset by a $38.5 million decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $38.5 million, or 57.6%, to $28.3 million at December 31, 2022, from $66.8 million at December 31, 2021. This decrease was primarily due to the purchase of $37.1 million in available-for-sale securities, a $36.3 million increase in loans, the origination of $21.9 million in mortgage loans held for sale and $21.0 million in principal payments on FHLB advances. These decreases in cash and cash equivalents were partially offset by $37.0 million in proceeds from FHLB advances, $23.6 million from the sale of mortgage loans held for sale and $19.0 million from maturities and payments on available-for-sale securities.

Available-for-Sale Securities. Available-for-sale securities increased $2.1 million, or 1.9%, to $114.5 million at December 31, 2022, from $112.4 million at December 31, 2021. The increase was primarily due to purchases of securities totaling $37.1 million, offset by maturities, prepayments and calls of securities totaling $19.0 million and a $15.9 million increase in the unrealized loss on securities held within the portfolio. The increase in securities purchases was the result of management’s strategy, implemented in the fourth quarter of 2021 and substantially concluded in the first quarter of 2022, to invest a significant portion of the Company’s liquidity that was held in cash and cash equivalents into securities with higher yields to increase future earnings, while maintaining a high degree of liquidity. During the remainder of 2022, the purchase of additional securities significantly decreased and the maturity, payments and calls of securities were primarily used to partially fund the growth of the loan portfolio. From December 31, 2021 to December 31, 2022, U.S. Treasury notes increased $7.1 million and government-sponsored mortgage-backed securities increased $118,000, while obligations of states and political subdivisions decreased $3.1 million and asset-backed securities decreased $2.0 million.

Loans Held for Sale. Loans held for sale decreased $1.1 million, or 89.6%, to $125,000 at December 31, 2022, from $1.2 million at December 31, 2021. This decrease was due primarily to a decrease in the volume of first mortgage residential real estate loan originations to be sold into the secondary market as a result of the changing interest rate environment. Originations of mortgage loans held for sale decreased $99.7 million, from $121.6 million in 2021 to $21.9 million in 2022.

Net loans. Net loans increased $35.8 million, or 11.1%, to $359.6 million at December 31, 2022, from $323.8 million at December 31, 2021. The increase was primarily due to a $25.6 million net increase in commercial real estate loans, a $5.5 million net increase in commercial loans and a $4.8 million net increase in first mortgage residential real estate loans. The increase in commercial real estate and commercial loans is a result of the Company's strategy to diversify its loan portfolio into these types of loans.

Included in the loan totals above are loans purchased from other financial institutions. As of December 31, 2022 loan participations purchased totaled $31.6 million, an increase of $29.5 million from the $2.1 million of loans purchased as of December 31, 2021. In addition, the amount available for future draws on these loans totaled $41.2 million at December 31, 2022. Loans purchased during the years ended December 31, 2022 and 2021 were commercial real estate and other commercial loans. While PyraMax Bank’s primary strategy is to grow the loan portfolio organically, the purchase of loan participations was a significant source of our loan growth during 2022 and we will likely continue to consider and evaluate the purchase of additional loan participations from other financial institutions in the future.

During the year ended December 31, 2022, volumes of loan originations were as follows: $158.7 million in commercial real estate and other commercial loans, an increase of $30.2 million from the $128.5 million in originations of these loan types during the year ended December 31, 2021; $38.7 million in total residential real estate loans, a decrease of $118.8 million from the $157.5 million in originations of these loan types during the year ended December 31, 2021; and $14.5 million in total consumer and consumer real estate loans, an increase of $3.4 million from the $11.1 million in originations of these loan types during the year ended December 31, 2021.

Other Assets. Other assets increased $5.1 million, or 83.6%, to $11.2 million at December 31, 2022, from $6.1 million at December 31, 2021. This increase was primarily due to a $4.5 million increase in deferred tax assets, which was primarily the result of the increase in unrealized losses on available-for-sale securities. Other assets also increased as a result of a $452,000 increase in right-of-use lease assets as a result of the adoption of ASU 2016-02 in the first quarter of 2022.

Deposits. Deposits increased $3.2 million, or 0.8%, to $387.7 million at December 31, 2022, from $384.5 million at December 31, 2021. This increase was primarily due to a $26.4 million increase in money market deposits partially offset by a $14.2 decrease in non-interest bearing checking deposits, a $5.0 million decrease in interest bearing checking deposits, a $3.0 million decrease in statement savings deposits and a $1.0 million reduction in certificates of deposit.

During the second half of 2022, market rates of interest began to rise significantly. This increase was due to a number of factors, including the increase in the current and expected rates of inflation. As market rates increased, we also increased the rates paid on our interest-bearing deposits in order to remain competitive with deposit products at other financial institutions and treasury securities. The most significant increase in our deposit rates were made to our money market accounts and certificates of deposit. As a result of the increase in the rate on our money market accounts, a number of depositors transferred their monies from noninterest bearing checking accounts and lower rate interest-bearing checking and savings accounts to money market accounts.

FHLB Advances. Borrowings, consisting entirely of FHLB advances, increased $16.1 million, or 29.1%, to $71.5 million at December 31, 2022, from $55.4 million at December 31, 2021. The increase was primarily due to the use of FHLB advances to partially fund the growth of the loan portfolio. During 2022, the Company borrowed an additional $37.0 million in FHLB advances, which were offset by $20.9 million in maturities of and principal payments on outstanding FHLB advances.

Total Equity. Total equity decreased $15.5 million, or 17.1%, to $75.4 million at December 31, 2022, from $90.9 million at December 31, 2021. The decrease was primarily due to an $11.6 million decrease in accumulated other comprehensive income, which was primarily the result of the increase in the unrealized loss on available-for-sale securities, net of tax. In addition, the repurchase and retirement of shares under the Company's stock repurchase plan resulted in a $3.2 million decrease in total equity and the purchase of shares of stock by the Company's ESOP resulted in a $1.1 million decrease in total equity.

Comparison of Operating Results for the Years Ended December 31, 2022 and December 31, 2021

Net Income. We recorded a net loss of ($148,000) for the year ended December 31, 2022, which represented a decrease of $233,000 from the net income of $85,000 recorded for the year ended December 31, 2021. This decrease was primarily the result of a $2.6 million decrease in noninterest income, partially offset by a $1.7 million increase in net interest income and a $640,000 decrease in noninterest expense.

Interest and Dividend Income. Interest and dividend income increased $2.2 million, or 15.5%, to $16.4 million for the year ended December 31, 2022, from $14.2 million for the year ended December 31, 2021. The increase was due primarily to a $990,000 increase in interest income on loans, which increased from $12.6 million in 2021 to $13.6 million in 2021 and a $944,000 increase in interest income on taxable securities, which increased from $1.4 million in 2021 to $2.3 million in 2022. The increase in interest income on loans was primarily due to a $13.9 million increase in the average amount of loans outstanding, from $332.0 million in 2021 to $346.0 million in 2022, and a 14 basis point increase in the yield earned on loans, from 3.79% in 2021 to 3.93% in 2022. The increase in the yield earned on loans was primarily due to the increase in market rates. Also contributing to the increase in the yield on loans was the receipt of $466,000 as the result of loan prepayment fees and the collection of interest on a previously charged off loan during 2022. The increase in loans is consistent with the Company's strategy to grow the loan portfolio. The increase in interest income on taxable securities was primarily due to the Company's strategy to deploy excess liquidity into securities, which resulted in a $42.5 million increase in the average amount securities outstanding, from $83.0 million in 2021 to $125.5 million in 2022. Also contributing to the increase in interest earned on taxable securities was a 19 basis point increase in the yield earned on securities, from 1.68% in 2021 to 1.87% in 2022, which was primarily due to the increase in market rates.

Average interest-earning assets increased $1.2 million, or 0.2%, to $502.1 million for the year ended December 31, 2022, from $500.9 million for the year ended December 31, 2021. The weighted average yield on interest-earning assets increased 43 basis points, to 3.27% for 2022, from 2.84% for 2021.

Interest Expense. Interest expense increased $455,000, or 29.6%, to $2.0 million for the year ended December 31, 2022, from $1.5 million for the year ended December 31, 2021. Interest expense on deposits increased $332,000, or 42.4%, from $784,000 in 2021 to $1.1 million in 2022. The increase in interest expense on deposits was primarily due to an increase in the average cost of deposits which increased 12 basis points, from 0.28% in 2021 to 0.40% in 2022. Interest expense on money market accounts made up the majority of the increase in interest expense on deposits and increased $304,000, from $261,000 in 2021 to $565,000 in 2022.

Interest expense on other borrowings, which consists primarily of FHLB advances, increased $114,000, or 15.2%, from $752,000 in 2021 to $866,000 in 2022. The increase in our cost of deposits and other borrowings was primarily due to the increase in market rates.

Net Interest Income. Net interest income increased $1.7 million, or 13.4%, to $14.4 million for the year ended December 31, 2022, from $12.7 million for the year ended December 31, 2021. The increase was the result of a $2.2 million increase in interest income, partially offset by $455,000 increase in interest expense. Our net interest spread increased 29 basis points from 2.40% in 2021 to 2.69% in 2022. Our net interest margin increased 34 basis points from 2.54% in 2021 to 2.88% in 2022.

Provision for Loan Losses. We recorded $222,000 in provision for loan losses for the year ended December 31, 2022, compared to $30,000 for the year ended December 31, 2021. The increase in the provision expense was primarily due to the growth in the loan portfolio during the year and the establishment of loan loss reserves related to these loans. The allowance for loan losses was $3.2 million, or 0.89% of total loans, at December 31, 2022, compared to $2.9 million, or 0.88% of total loans, at December 31, 2021. Nonaccrual loans constituted 0.21% of total gross loans at December 31, 2022 and 0.32% of gross loans at December 31, 2021. Net recoveries for the year ended December 31, 2022 were $123,000 compared to net recoveries of $125,000 for the year ended December 31, 2021.

Noninterest Income. Noninterest income decreased $2.6 million, or 60.5%, from $4.3 million for the year ended December 31, 2021 to $1.7 million for the year ended December 31, 2022. The decrease was due primarily to a $1.2 million decrease in net gain on sale of loans, a $936,000 decline in income associated with changes in the market value of marketable equity securities and a $462,000 decrease in loan servicing fees. The decrease in net gain on sale of loans was primarily the result of a decrease in the sale of mortgage loans, which decreased $100.8 million, or 81.0% from $124.4 million in 2021 to $23.6 million in 2022. The decline in sales was due primarily to higher mortgage rates and lower housing inventory. The decrease in loan servicing fees was also primarily due to the decrease in loan sales and originations, which resulted in a $28.7 million decrease in the outstanding amount of loans serviced by the Company. The decrease in the market value of marketable equity securities was due to a decrease in the market value of mutual funds held in our deferred compensation plans. We record an offsetting amount for the changes in the market value of equity funds in noninterest expense.

Noninterest Expense. Noninterest expense decreased $640,000, or 3.8%, to $16.3 million for the year ended December 31, 2022 from $16.9 million for the year ended December 31, 2021. This decrease was due primarily to a $647,000 decrease in salaries and employee benefits. The decrease in salaries and benefits was primarily due to a $936,000 decline in the market value of marketable equity securities held in our deferred compensation plan. We record an offsetting amount for the changes in the market value of equity funds in noninterest income. This decrease was partially offset by a $131,000 increase in incentive bonuses and a $122,000 increase in stock compensation expense.

Income Taxes. Income tax benefit was ($171,000) for the year ended December 31, 2022, compared to income tax benefit of ($64,000) for the year ended December 31, 2021.

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

Due to recent changes in market conditions and events related to COVID-19, the board and management continue to assess our deferred tax assets including forecasted future projected income and future reversals of existing temporary differences. As such, there may be additional deferred tax asset impairment in subsequent periods.

We had federal loss carryforwards of $10.5 million as of December 31, 2022. Of this amount, $2.5 million represents a tax loss carryforward from the 2019 and 2022 tax years which has an indefinite carryforward period due to the Tax Cuts and Jobs Act of 2017. The remaining $8.0 million of losses begin to expire in 2030. We also had $473,000 of charitable contribution carryforwards at December 31, 2022 that may be applied against future taxable income and begin to expire in 2024.

We had Wisconsin net operating loss carryforwards of $20.7 million as of December 31, 2022, that may be applied against future state taxable income and which begin to expire in 2024. We also had $476,000 of Wisconsin charitable contribution carryforwards at December 31, 2022 that may be applied against future state taxable income and begin to expire in 2024.

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

On the basis of this evaluation, as of December 31, 2022 and 2021, a valuation allowance of $934,000 has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present and additional weight is given to subjective evidence such as our projections for growth.

The Company believes that it is more likely than not that the benefit from certain federal charitable contribution carryforwards, state net operating loss carryforwards, and state charitable contribution carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $934,000 on the deferred tax assets related to these carryforwards in 2022 and 2021.

Average Balances and Yields. The following tables sets forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	2022			2021
	Outstanding Average Balance	Interest and Dividends	Average Yield/ Cost	Outstanding Average Balance	Interest and Dividends	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$345,964	$13,584	3.93%	$332,031	$12,594	3.79%
Securities available-for-sale	125,529	2,343	1.87%	83,044	1,399	1.68%
Other interest-earning assets	30,636	511	1.67%	85,815	245	0.29%
Total interest-earning assets	502,129	16,438	3.27%	500,890	14,238	2.84%
Non-interest-earning assets	35,474			33,274
Total assets	$537,603			$534,164
Interest-earning liabilities:
Negotiable order of withdrawal accounts	$35,426	$76	0.21%	$34,207	$36	0.10%
Money market accounts	96,182	565	0.59%	97,079	261	0.27%
Savings accounts	66,928	33	0.05%	64,934	35	0.05%
Certificates of deposit	80,597	442	0.55%	81,532	452	0.55%
Total interest-bearing deposits	279,133	1,116	0.40%	277,752	784	0.28%
FHLB advances	59,491	866	1.46%	61,424	752	1.23%
Other interest-bearing liabilities	7,404	9	0.12%	8,573	—	— %
Total interest-bearing liabilities	346,028	1,991	0.58%	347,749	1,536	0.44%
Non-interest-bearing deposits	105,372			82,950
Other non-interest-bearing liabilities	6,620			6,096
Total liabilities	458,020			436,795
Total stockholders’ equity	79,583			97,369
Total liabilities and stockholders’ equity	$537,603			$534,164
Net interest income		$14,447			$12,702
Net interest-earning assets	$156,101			$153,141
Interest rate spread (2)			2.69%			2.40%
Net interest margin (3)			2.88%			2.54%
Average interest-earning assets to average interest-bearing liabilities	145.11%			144.04%

(1)
Includes loan fees of $434,000 for 2022 and $750,000 for 2021.
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

	Years Ended December 31, 2022 vs. 2021
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$538	452	990
Securities available-for-sale	780	164	944
Other interest-earning assets	(40)	306	266
Total interest-earning assets	1,278	922	2,200
Interest-bearing liabilities:
Negotiable order of withdrawal accounts	(1)	(39)	(40)
Money market accounts	2	(306)	(304)
Savings accounts	(1)	3	2
Certificates of deposit	5	5	10
Total interest-bearing deposits	5	(337)	(332)
Borrowings	23	(137)	(114)
Other	—	(9)	(9)
Total interest-bearing liabilities	28	(483)	(455)
Change in net interest income	$1,306	439	1,745

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

The table below sets forth, as of December 31, 2022, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$16,868	24.0%
+300	16,047	18.0%
+200	15,241	12.0%
+100	14,421	6.0%
Level	13,604	—
-100	13,517	(0.6)%
-200	13,184	(3.1)%
-300	12,946	(4.8)%
-400	12,208	(10.3)%

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

The table below sets forth, as of December 31, 2022, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point Change in Interest Rates (1)	Estimated EVE (2)	Amount	Percent
	(Dollars in thousands)
400	$75,134	$(2,293)	(3.0)%
300	75,443	(1,984)	(2.6)%
200	75,919	(1,508)	(2.0)%
100	76,500	(927)	(1.2)%
—	77,427	—	—
-100	81,279	3,852	5.0%
-200	84,434	7,007	9.1%
-300	84,517	7,090	9.2%
-400	82,552	5,125	6.6%

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the Federal Home Loan Bank of Chicago. At December 31, 2022, we had $71.5 million outstanding in advances from the Federal Home Loan Bank of Chicago. At December 31, 2022, we had $100.0 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago. Additionally, at December 31, 2022, we had a $15.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2022. We also had a $9.1 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.9 million at December 31, 2022. We had not drawn on the Federal Reserve line as of December 31, 2022.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was approximately $2.6 million and $2.8 million for the years ended December 31, 2022 and December 31, 2021, respectively. Net cash used in investing activities was $55.1 million and $50.5 million for the years ended December 31, 2022 and December 31, 2021, respectively. Net cash used in investment activities during 2022, was primarily due to the purchase of $37.1 million of available-for-sale securities and a $36.3 million increase in net loans, partially offset by proceeds from the sale and maturity of available-for-sale securities of $19.0 million. Net cash used in investing activities during 2021, was primarily due to the purchase of $68.8 million of available-for-sale securities, partially offset by proceeds from the sale and maturity of available-for-sale securities of $12.4 million and a $5.3 million decrease in net loans. Net cash provided by financing activities was $14.1 million for the year ended December 31, 2022. This increase was primarily due to $37.0 million of proceeds from FHLB advances and a $3.2 million increase in deposits, partially offset by $21.0 million in principal payments on FHLB advances and $3.2 million paid for the repurchase of common stock under the stock repurchase plan. Net cash provided by financing activities was $22.0 million for the year ended December 31, 2021, consisting primarily of $35.4 million in gross proceeds from the July 2021 stock offering and a $4.7 million increase in deposits, partially offset by $13.0 million in principal payments on FHLB advances, $2.0 million for the purchase of ESOP shares and $2.0 million in stock offering costs.

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

At December 31, 2022, PyraMax Bank exceeded all regulatory capital requirements with total risk-based capital of $68.7 million, or 17.5% of adjusted total assets, which is above the well-capitalized required level of $39.4 million, or 10%; and tier 1 capital of $65.5 million, or 16.6% of risk-weighted assets, which is above the well-capitalized required level of $31.5 million, or 8%. There are no conditions or events since December 31, 2022 that management believes have changed our regulatory capital classification of well-capitalized.

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

ITEM 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2022. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) The Bank’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Bank conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Bank’s system on internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 19, 2023.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 19, 2023.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2022 regarding the Company’s equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

	Number of shares to be issued upon exercise of outstanding options and rights	Weighted average option exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	855,902	$8.27	29,043

(1)
No further grants will be made under the 2020 Equity Incentive Plan, which remains in existence solely for the purpose of administering outstanding grants thereunder. On December 31, 2022, 645,603 options were outstanding with a weighted average exercise price of $8.27 of which 110,719 were exercisable as of that date. On December 31, 2022, 210,299 restricted stock awards were nonvested with a weighted average grant date fair value of $8.72.
(b)
Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 19, 2023.

(c)
Security Ownership of Management

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 19, 2023.

(d)
Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 19, 2023.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 19, 2023.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

	(A)	Report of Independent Registered Public Accounting Firm

	(B)	Consolidated Balance Sheets as of December 31, 2022 and 2021

	(C)	Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021

	(D)	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022 and 2021

	(E)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021

	(F)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021

	(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Financial Statements.

(a)(3)	Exhibits

	3.1	Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

	3.2	Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

	4.1	Form of Common Stock Certificate of the Company (Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

	4.2	Description of the Company’s Securities (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K (file no. 001-40609), filed on March 29, 2022.)

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

	10.3	Employment Agreement between PyraMax Bank and David Ball (Incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (file no. 333-254135), initially filed on March 11, 2021.)
4
10.4

First Amendment to Employment Agreement among PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, Inc. and David Ball (Incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (file no. 001-40609), filed on October 4, 2022)

	10.5	Employment Agreement between PyraMax Bank and Monica Baker (Incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

10.6

First Amendment to Employment Agreement among PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, Inc. and Monica Baker (Incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (file no. 001-40609), filed on October 4, 2022)

10.7

Employment Agreement between PyraMax Bank and Thomas K. Peterson (Incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

10.8

First Amendment to Employment Agreement among PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, Inc. and Thomas Peterson (Incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (file no. 001-40609), filed on October 4, 2022)

10.9

Form of Employment Agreement among PyraMax Bank, the Company and Steven T. Klitzing (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (file no. 001-40609), filed on September 21, 2021)

10.10

First Amendment to Employment Agreement among PyraMax Bank, FSB, 1895 Bancorp of Wisconsin, Inc. and Steven Klitzing (Incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (file no. 001-40609), filed on October 4, 2022)

10.11

Form of Employment Agreement among PyraMax Bank, the Company and Daniel Kempel (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File no. 001-40609), filed on October 13, 2021)

	10.12	Non-Qualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

10.13

1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-254135), filed on May 5, 2021)

	10.14	1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to the Definitive Proxy Statement (file no. 001-40609), filed on July 18, 2022.)

	21	Subsidiaries

	23	Consent of Wipfli LLP (U.S. PCAOB Auditor Firm ID 344)

	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 104

The following materials for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished, not filed

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1895 Bancorp of Wisconsin, Inc.
Date: March 30, 2023	By:	/s/ David R. Ball
David R. Ball Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. Ball	President, Chief Executive Officer and Director	March 30, 2023
David R. Ball	(Principal Executive Officer)

/s/ Richard B. Hurd Richard B. Hurd	Senior Vice President and Director	March 30, 2023

/s/ Steven T. Klitzing	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
Steven T. Klitzing

/s/ Darrell Francis	Chairman of the Board	March 30, 2023
Darrell Francis

/s/ Monica Baker	Executive Vice President, Chief Operating Officer and Director	March 30, 2023
Monica Baker

/s/ Joseph Murphy	Director	March 30, 2023
Joseph Murphy

/s/ James Spiegelberg	Director	March 30, 2023
James Spiegelberg

/s/ John Talsky	Director	March 30, 2023
John Talsky

/s/ Gary Zenobi	Director	March 30, 2023
Gary Zenobi

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of 1895 Bancorp of Wisconsin, Inc.

Greenfield, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1895 Bancorp of Wisconsin, Inc. and Subsidiary (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows, for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Eau Claire, Wisconsin

March 30, 2023

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Cash and due from banks	$26,029	$65,300
Fed funds sold	2,315	1,503
Cash and cash equivalents	28,344	66,803

Marketable equity securities, stated at fair value	2,924	3,544
Available-for-sale securities, stated at fair value	114,492	112,440
Loans held for sale	125	1,183
Loans, net	359,574	323,789
Premises and equipment, net	5,451	5,864
Mortgage servicing rights, net	1,860	2,036
Federal Home Loan Bank (FHLB) stock, at cost	3,429	3,032
Accrued interest receivable	1,257	948
Cash value of life insurance	14,316	13,892
Other assets	11,244	6,108
TOTAL ASSETS	$543,016	$539,639
Liabilities and Stockholders' Equity
Deposits	$387,721	$384,501
Advance payments by borrowers for taxes and insurance	1,029	1,860
FHLB advances	71,464	55,442
Accrued interest payable	291	109
Other liabilities	7,149	6,834
TOTAL LIABILITIES	467,654	448,746

Preferred stock, $0.01 par value, 10,000,000 shares authorized at December 31, 2022 and December 31, 2021	—	—
Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at December 31, 2022 and December 31, 2021 Issued - 6,236,168 at December 31, 2022 and 6,402,571 at December 31, 2021 (includes 211,349 and 97,128 unvested shares, respectively) Outstanding - 6,206,105 at December 31, 2022 and 6,372,508 at December 31, 2021 (includes 211,349 and 97,128 unvested shares, respectively)	62	64
Additional paid-in-capital	49,931	52,805
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 453,792 and 377,077 shares at December 31, 2022 and December 31, 2021, respectively	(4,307)	(3,432)
Less treasury stock at cost, 30,063 shares at December 31, 2022 and December 31, 2021	(301)	(301)
Retained earnings	41,468	41,615
Accumulated other comprehensive (loss) income, net of income taxes	(11,491)	142
Total stockholders' equity	75,362	90,893
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$543,016	$539,639

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share per share data)

	Years ended December 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$13,584	$12,594
Securities, taxable	2,343	1,399
Other	511	245
Total interest and dividend income	16,438	14,238

Interest expense:
Interest-bearing deposits	1,116	784
Borrowed funds	866	752
Other interest-bearing funds	9	—
Total interest expense	1,991	1,536

Net interest income	14,447	12,702
Provision for loan losses	222	30
Net interest income after provision for loan losses	14,225	12,672

Noninterest income:
Service charges and other fees	962	964
Loan servicing, net	695	1,157
Net gain on sale of loans	310	1,503
Net gain on sale of securities	0	12
Increase in cash surrender value of insurance	424	407
Unrealized (loss) gain on marketable equity securities	(714)	222
Other	60	5
Total noninterest income	1,737	4,270

Noninterest expense:
Salaries and employee benefits	9,778	10,425
Advertising and promotions	184	111
Data processing	847	801
Occupancy and equipment	1,324	1,410
FDIC assessment	135	163
Other	4,013	4,011
Total noninterest expense	16,281	16,921

(Loss) income before income taxes	(319)	21
Income tax (benefit)	(171)	(64)
Net (loss) income	$(148)	$85
(Loss) earnings per share:
Basic	$(0.03)	$0.01
Diluted (1)	$(0.03)	$0.01
Average common shares outstanding:
Basic	5,775,140	5,987,164
Diluted(1)	5,775,140	6,190,409

See accompanying notes to the consolidated financial statements.

(1) Diluted loss per share and average shares outstanding excludes all common shares if their effect is anti-dilutive.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years ended December 31,
	2022	2021
Net (loss) income	$(148)	$85
Other comprehensive (loss) income:
Unrealized holding (losses) arising during the period on available-for-sale securities	(15,935)	(1,352)
Reclassification adjustment for (gains) realized in net income on available-for-sale securities	0	(12)
Other comprehensive (loss) income before tax effect	(15,935)	(1,364)
Tax effect of other comprehensive (loss) income items	4,302	368
Other comprehensive (loss) income, net of tax	(11,633)	(996)
Comprehensive (loss) income	$(11,781)	$(911)

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In-Capital	Treasury Stock	Unallocated Common Stock ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, December 31, 2020	$49	$20,134	$(1,228)	$(1,615)	$41,530	$1,138	$60,008
Net income	—	—	—	—	85	—	85
Other comprehensive loss	—	—	—	—	—	(996)	(996)
Purchase of treasury stock by Rabbi Trust	—	—	(136)	—	—	—	(136)
Sales of treasury stock by Rabbi Trust	—	—	10	—	—	—	10
Repurchase of common stock	—	(15)	—	—	—	—	(15)
Gross proceeds from stock offering	15	35,403	—	—	—	—	35,418
Contribution from 1895 Bancorp of Wisconsin, MHC	—	100	—	—	—	—	100
Stock offering costs	—	(1,988)	—	—	—	—	(1,988)
Retirement of treasury shares from stock offering	—	(1,053)	1,053	—	—	—	—
Purchase of 186,914 shares by ESOP	—	—	—	(2,041)	—	—	(2,041)
ESOP shares committed to be released (22,401 shares)	—	22	—	224	—	—	246
Retirement of common stock	—	(69)	—	—	—	—	(69)
Stock options exercised	—	30	—	—	—	—	30
Stock compensation expense	—	241	—	—	—	—	241
Balance, December 31, 2021	$64	$52,805	$(301)	$(3,432)	$41,615	$142	$90,893
Net loss	—	—	—	—	(148)	—	(148)
Other comprehensive loss	—	—	—	—	—	(11,633)	(11,633)
Reimbursement of stock offering costs	—	2	—	—	—	—	2
Purchase of 96,446 shares by ESOP	—	—	—	(1,062)	—	—	(1,062)
ESOP shares committed to be released (19,730 shares)	—	13	—	187	—	—	200
Repurchase and retirement of shares-stock repurchase program (296,918 shares)	(3)	(3,170)	—	—	—	—	(3,173)
Retirement of common stock	—	(81)	—	—	—	—	(81)
Restricted stock award grants	1	(1)	—	—	—	—	0
Stock compensation expense	—	363	—	—	—	—	363
Transactional rounding	—	—	—	—	1	—	1
Balance, December 31, 2022	$62	$49,931	$(301)	$(4,307)	$41,468	$(11,491)	$75,362
See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(148)	$85
Adjustments to reconcile net (loss) income to net cash from operating activities:
Net amortization of investment securities	145	221
Depreciation	600	654
Provision for loan losses	222	30
Net change in fair value of marketable equity securities	714	(222)
Net gain on sale of available-for-sale securities	—	(12)
Stock compensation expense	363	241
Adjustment to mortgage servicing rights valuation	—	(369)
(Benefit from) deferred income tax	(171)	(64)
Originations of mortgage loans held for sale	(21,941)	(121,562)
Proceeds from sales of mortgage loans held for sale	23,634	124,366
Net gain on sale of mortgage loans held for sale	(310)	(1,503)
ESOP compensation	200	246
Net change in cash value of life insurance	(424)	(407)
Changes in operating assets and liabilities:
Net change in mortgage servicing rights	176	139
Accrued interest receivable and other assets	(520)	(174)
Accrued interest payable and other liabilities	45	1,108
Net cash provided by operating activities	2,585	2,777

Cash flows from investing activities
Proceeds from sales of available-for-sale securities	—	1,018
Maturities, prepayments and calls of available-for-sale securities	19,006	12,442
Purchase of available-for-sale securities	(37,138)	(68,770)
Purchase of marketable equity securities	(94)	(330)
Net (increase) decrease in loans	(36,331)	5,254
Net capital expenditures for premises and equipment	(187)	(243)
Net increase in Federal Home Loan Bank stock	(397)	—
Cash received in MHC merger	—	100
Net cash used in investing activities	(55,141)	(50,529)

Cash flows from financing activities
Net increase in deposits	3,220	4,653
Net (decrease) in advance payments by borrowers for taxes and insurance	(831)	(877)
Proceeds from the issuance of Federal Home Loan Bank advances	37,000	—
Principal payments on Federal Home Loan Bank advances	(20,978)	(12,956)
Gross proceeds from stock offering	—	35,418
Stock offering costs	—	(1,988)
Reimbursement of stock offering costs	2	—
Repurchase of common stock for cancellation	(3,173)	—
Purchase of treasury stock	—	(151)
Purchases of ESOP shares	(1,062)	(2,041)
Retirement of common stock	(81)	(69)
Sale of treasury stock by Rabbi Trust	—	10
Stock options exercised	—	30
Net cash provided by financing activities	14,097	22,029

Net (decrease) in cash and cash equivalents	(38,459)	(25,723)
Cash and cash equivalents at beginning of year	66,803	92,526
Cash and cash equivalents at end of year	$28,344	$66,803
Supplemental cash flow information:
Cash paid during the year for interest	$1,809	$1,610
Cash received during the year for income taxes	$—	$(196)
Noncash activities:
Loans transferred to loans held for sale	325	10,322
Lease liabilities arising from obtaining right-of-use assets	528	—
Issuance of treasury stock – stock compensation plans	—	15
Retirement of treasury stock	—	1,053

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
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
Years Ended December 31, 2022 and 2021
(In thousands)

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

Marketable Equity Securities

The Company holds marketable equity securities, which have a readily determinable fair value, and consist of mutual fund investments and common equity. These securities are recorded at fair value with unrealized gains and losses, due to change in fair value, reflected in noninterest income. Gains and losses on the sale of marketable equity securities are recorded on the trade date and determined using the specific-identification method. The portion of unrealized gains (losses) for the period related to marketable equity securities still held as of December 31, 2022 and 2021 was ($714) and $222, respectively.

Available for Sale Securities

Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital requirements, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income (loss), net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method. Interest and dividends on available securities are recognized as income when earned. Amortization of premiums and accretion of discounts for noncallable securities are recognized in interest income using the interest method over the estimated lives of the securities. The estimated lives of callable securities are calculated using the first call date.

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
Years Ended December 31, 2022 and 2021
(In thousands)

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

Commercial real estate: These loans are dependent on the industries tied to these loans. Commercial real estate loans are secured primarily by office and industrial buildings, warehouses, small retail shopping facilities, and various special-purpose properties, including hotels and restaurants. Financial information is obtained from borrowers and/or the individual project to evaluate cash flow sufficiency to service debt and is periodically updated during the life of the loan. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market, such as geographic location and/or property type,

Land development: These loans are secured by vacant land and/or property that are in the process of improvement, including (a) land development preparatory to erecting vertical improvements or (b) the on-site construction of industrial, commercial, residential, or farm buildings. Repayment of these loans can be dependent on the sale of the property to third parties or the successful completion of the improvements by the builder for the end user. In the event a loan is made on property that is not yet improved for the planned development, there is the risk that necessary approvals will not be granted or will be delayed. Construction loans also run the risk that improvements will not be completed on time or in accordance with specifications and projected costs.

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
Years Ended December 31, 2022 and 2021
(In thousands)

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

Operating Leases

The Company accounts for its operating leases in accordance with ASC 842, Leases, which requires lessees to record all leases with a term longer than 12 months on the balance sheet as a right-of-use asset and lease liability for leases. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The Company's current lease agreement is classified as an operating lease. The operating lease right-of-use asset represents the right to use an underlying asset during the lease term (included in other assets on the consolidated balance sheets), while the operating lease liability represents the obligation to make lease payments arising from the lease (included in other liabilities on the consolidated balance sheets). The right-of-use asset and lease liability are recognized at lease commencement based on the present value of the remaining lease payments, considering a discount rate that represents the Company's incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term and is recognized in occupancy and equipment on the consolidated statements of operations. See Note 5 for additional information and disclosures on operating leases. The Company adopted ASC 842, Leases, on January 1, 2022.

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

Foreclosed Assets

Assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net foreclosed asset expense. There were no foreclosed assets as of December 31, 2022 and 2021, respectively.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

There were no residential real estate loans in process of foreclosure at December 31, 2022 and $52 in process of foreclosure at December 31, 2021.

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
Years Ended December 31, 2022 and 2021
(In thousands)

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

Other Comprehensive (Loss) Income

Other comprehensive (loss) income is shown on the statements of comprehensive (loss) income. The Company’s accumulated other comprehensive (loss) income is composed of the unrealized gain (loss) on securities available for sale, net of tax and is shown on the statements of changes in stockholders’ equity. Reclassification adjustments out of other comprehensive (loss) income for gains realized on sales of securities available for sale comprise the entire balance of “net gain on sale of securities” on the statements of operations. As part of this reclassification, income tax expense of approximately $0 and $3 was recognized for the years ended December 31, 2022 and 2021, respectively, in “income (benefit) tax expense” on the statements of operations.

Reclassifications

Certain reclassifications have been made to the 2021 consolidated financial statements to conform to the 2022 classifications.

Subsequent events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2022, but prior to the release of these consolidated financial statements.

On March 12, 2023, the Board of Governors of the Federal Reserve System, Department of Treasury and the FDIC issued a joint statement outlining actions they had taken to protect the U.S. economy by strengthening public confidence in the banking system as a result of and in response to recently announced bank closures. Among other actions, the Federal Reserve Board announced that it would make available additional funding to eligible depository institutions through the creation of a new Bank Term Funding Program (BTFP). The BTFP will provide eligible depository institutions, including the Company's subsidiary bank, PyraMax Bank, an additional source of liquidity, which would be collateralized by various types of investment securities based on their par value. Although eligible, through the date of these financial statements, PyraMax Bank had not requested funding through the BTFP.

In response to these events, on March 13, 2023, the Company borrowed an additional $25 million in FHLB advances to increase our on-balance sheet liquidity. $20 million of these advances were scheduled to mature within one month of issuance and $10 million of these advances have been paid in full as of the date of the filing of these financial statements. The remaining $5 million advance is a putable fixed rate advance with a final maturity of March 13, 2028 and a one-time call date of March 13, 2024 at a rate of 3.47%.

There were no additional subsequent event disclosures or financial statement impacts related to events occurring after December 31, 2022 that warranted adjustment to or disclosure in these consolidated financial statements.

Recent Accounting Pronouncements

The following Accounting Standards Updates (ASU) have been issued by the Financial Accounting Standards Board (FASB) and may impact the Company’s consolidated financial statements in future reporting periods.

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. On November 15, 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, amending the effective date for this standard. ASU 2016-13 will be effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Management elected to defer adoption to the new effective date and adopted ASU 2016-13 as of January 1, 2023. The Company has been evaluating the impact of the adoption of ASU 2016-13 on the Company’s consolidated financial statements and has engaged a third-party partner to assist it in the evaluation and implementation of this standard. Significant progress has been made working through the assumptions, drivers, documentation and other mechanics for the calculation of the Company’s allowance under ASU 2016-13. Management has begun running a calculation of its allowance under ASU 2016-13 parallel to its current modeling to assess the functioning of the ASU 2016-13 model while also documenting the controls that will be in place around the process as the Company implements this standard. The Company is estimating a 15-20% overall increase in its allowance for credit losses, which would result in a $480,000 to $640,000 increase in the allowance, as a result of the adoption of ASU 2016-13. In accordance with ASU 2016-13, this increase will be recognized as a cumulative effect adjustment to the January 1, 2023 retained earnings balance.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU provides guidance on eliminating the requirement for classification of and disclosures around troubled debt restructurings. The purpose of this guidance is to eliminate unnecessary and overly-complex disclosures of loans that are already incorporated into the allowance for credit losses and related disclosures. This ASU further requires the disclosure of current-period gross charge-offs by year of origination. The updated guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for all entities which have implemented ASU 2016-13. The Company has historically had very few credit relationships classified as troubled debt restructurings, and as such does not anticipate that the elimination of accounting for and disclosure of these types of credit relationships will have a significant impact to its financial statements upon implementation of ASU 2016-13 beginning with the first quarter of 2023.

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

NOTE 3— Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2022	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$29,597	$—	$(2,970)	$26,627
Obligations of states and political subdivisions	21,379	6	(3,729)	17,656
Government-sponsored mortgage-backed securities	73,235	—	(8,968)	64,267
Asset-backed securities	4,563	—	(46)	4,517
Certificates of deposit	1,459	—	(34)	1,425
Total	$130,233	$6	$(15,747)	$114,492

		Gross	Gross
	Amortized	Unrealized	Unrealized
December 31, 2021	Cost	Gains	Losses	Fair Value
U.S. Treasury notes	$19,501	$8	$(25)	$19,484
Obligations of states and political subdivisions	20,758	207	(205)	20,760
Government-sponsored mortgage-backed securities	64,049	563	(463)	64,149
Asset-backed securities	6,479	45	(1)	6,523
Certificates of deposit	1,459	65	—	1,524
Total	$112,246	$888	$(694)	$112,440

Fair values of securities are estimated based on financial models or prices paid for similar securities. It is possible interest rates could change considerably, resulting in a material change in estimated fair value.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

The Company’s mortgage-backed securities and collateralized mortgage obligations issued by government sponsored enterprises are guaranteed by one of the following government enterprises: Fannie Mae, Freddie Mac or Ginnie Mae. Available for sale securities with an amortized cost basis of $3.9 million and $1.8 million were pledged as collateral to secure customer deposit accounts at December 31, 2022 and December 31, 2021, respectively.

The following table presents the portion of the Company’s portfolio which has gross unrealized losses, reflecting the length of time that individual securities have been in a continuous unrealized loss position:

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury notes	$—	$—	$26,627	$(2,970)	$26,627	$(2,970)
Obligations of states and political subdivisions	5,088	(396)	12,145	(3,333)	17,233	(3,729)
Government-sponsored mortgage-backed securities	19,084	(1,310)	45,183	(7,658)	64,267	(8,968)
Asset-backed securities	4,517	(46)	—	—	4,517	(46)
Certificates of deposit	1,425	(34)	—	—	1,425	(34)
Total	$30,114	$(1,786)	$83,955	$(13,961)	$114,069	$(15,747)

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury notes	$12,971	$(25)	$—	$—	$12,971	$(25)
Obligations of states and political subdivisions	5,414	(82)	4,105	(123)	9,519	(205)
Government-sponsored mortgage-backed securities	39,392	(463)	—	—	39,392	(463)
Asset-backed securities	808	(1)	—	—	808	(1)
Certificates of deposit	—	—	—	—	—	—
Total	$58,585	$(571)	$4,105	$(123)	$62,690	$(694)

At December 31, 2022, the Company had 92 debt securities with unrealized losses with aggregate depreciation of 12.1% from their amortized cost basis. At December 31, 2021, the Company had 24 debt securities with unrealized losses with aggregate depreciation of 1.1% from their amortized cost basis. These unrealized losses relate principally to the changes in interest rates and are not caused by changes in the financial condition of the issuer, the quality of any underlying assets, or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other than temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts' reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Since management has the ability to hold debt securities for the foreseeable future, no declines are deemed to be other than temporary.

The amortized cost and fair value of available for sale securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities in mortgage-backed securities since the anticipated maturities are not readily determinable. Therefore, these securities are not included in the maturity categories in the following maturity summary listed below:

	December 31, 2022
	Amortized	Fair
	Cost	Value
Debt and other securities:
Due in one year or less	$2,036	$2,019
Due after one through 5 years	26,766	24,407
Due after 5 through 10 years	15,880	13,252
Due after 10 years	7,753	6,030
Total debt and other securities	52,435	45,708
Mortgage-related securities	73,235	64,267
Asset-backed securities	4,563	4,517
Total	$130,233	$114,492

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

The following is a summary of the proceeds from sales of securities available for sale, as well as gross gains and losses, for each of the periods listed below:

	Years ended December 31,
	(in thousands)
	2022	2021
Proceeds from sales of securities available-for-sale	$—	$1,018
Gross realized gains	—	12
Gross realized losses	—	—
Net realized gains	—	12

NOTE 4 — Loans

Major classifications of loans are as follows:

	As of December 31,
	2022	2021
Commercial:
Real estate	$210,858	$185,223
Land development	—	1,400
Other	43,708	38,160
Residential real estate:
First mortgage	85,444	80,661
Construction	3,248	3,388
Consumer:
Home equity and lines of credit	18,590	17,032
Other	99	128
Subtotal	361,947	325,992
Net deferred loan costs	830	655
Allowance for loan losses	(3,203)	(2,858)
Loans, net	$359,574	$323,789

Deposit accounts in an overdrawn position and reclassified as loans totaled $98 and $106 at December 31, 2022 and 2021, respectively.

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

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As December 31, 2022 and December 31, 2021, respectively, the Company had transferred $30.3 million and $32.1 million in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Company.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

For the year ended December 31,2022	Commercial	Residential	Consumer	Total
Allowance for loan losses
Beginning balance	$1,657	$745	$456	$2,858
Provision for loan losses	222	—	—	222
Loans charged-off	—	—	(10)	(10)
Recoveries	65	7	61	133
Ending balance	$1,944	$752	$507	$3,203

For the year ended December 31,2021	Commercial	Residential	Consumer	Total
Allowance for loan losses
Beginning balance	$1,609	$745	$349	$2,703
Provision for loan losses	30	—	—	30
Loans charged-off	—	—	(19)	(19)
Recoveries	18	—	126	144
Ending balance	$1,657	$745	$456	$2,858

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

Information about how loans were evaluated for impairment and the related allowance for loan losses follows:

December 31, 2022	Commercial	Residential	Consumer	Total
Loans:
Individually evaluated for impairment	$3,374	$1,068	$55	$4,497
Collectively evaluated for impairment	251,192	87,624	18,634	357,450
Total loans	$254,566	$88,692	$18,689	$361,947

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,944	752	507	3,203
Total allowance for loan losses	$1,944	$752	$507	$3,203

December 31, 2021	Commercial	Residential	Consumer	Total
Loans:
Individually evaluated for impairment	$4,833	$1,357	$37	$6,227
Collectively evaluated for impairment	219,950	82,692	17,123	319,765
Total loans	$224,783	$84,049	$17,160	$325,992

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,657	745	456	2,858
Total allowance for loan losses	$1,657	$745	$456	$2,858

Information regarding impaired loans follows:

	Recorded Investment	Unpaid Principal	Reserve	Average Investment	Interest Recognized
December 31, 2022
Impaired loans with reserve:
Commercial:
Real estate	$—	$—	$—	$—	$—
Land development	—	—	—	—	—
Other	—	—	—	—	—
Residential real estate:
First mortgages	—	—	—	—	—
Construction	—	—	—	—	—
Consumer:
Home equity and lines of credit	—	—	—	—	—
Other	—	—	—	—	—
Total impaired loans with reserve	$—	$—	$—	$—	$—

Impaired loans with no reserve:
Commercial:
Real estate	$1,271	$1,271	NA	$3,757	$171
Land development	—	—	NA	—	—
Other	2,103	2,103	NA	1,325	110
Residential real estate:
First mortgages	1,068	1,337	NA	1,206	61
Construction	—	—	NA	—	—
Consumer:
Home equity and lines of credit	55	60	NA	37	2
Other	—	—	NA	—	—
Total impaired loans with no reserve	4,497	4,771	NA	6,325	344

Total impaired loans	$4,497	$4,771	$—	$6,325	$344

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

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

There were no additional reserves committed to impaired loans as of December 31, 2022 and 2021, respectively.

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

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

Information regarding the credit quality indicators most closely monitored for commercial loans by class follows:

December 31, 2022	Pass	Watch and Special Mention	Substandard	Total
Commercial:
Real estate	$206,655	$2,932	$1,271	$210,858
Land development	—	—	—	—
Other	41,569	35	2,104	43,708
Total	$248,224	$2,967	$3,375	$254,566

December 31, 2021	Pass	Watch and Special Mention	Substandard	Total
Commercial:
Real estate	$172,172	$8,963	$4,088	$185,223
Land development	1,400	—	—	1,400
Other	37,414	1	745	38,160
Total	$210,986	$8,964	$4,833	$224,783

There were no loans rated as doubtful at December 31, 2022 and December 31, 2021.

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

Information regarding the credit quality indicators most closely monitored for residential real estate and consumer loans by class follows:

December 31, 2022	Performing	Non-Performing	Total
Residential real estate:
First mortgage	$84,730	$714	$85,444
Construction	3,248	—	$3,248
Consumer:
Home equity and lines of credit	18,535	55	$18,590
Other	99	—	$99
Total	$106,612	$769	$107,381

December 31, 2021	Performing	Non-Performing	Total
Residential real estate:
First mortgage	$79,722	$939	$80,661
Construction	3,388	—	3,388
Consumer:
Home equity and lines of credit	16,954	78	17,032
Other	128	—	128
Total	$100,192	$1,017	$101,209

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

Loan aging and non-accrual information follows:

December 31, 2022	Current Loans	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Loans	Non-accrual Loans
Commercial:
Real estate	$209,126	$1,732	$—	$210,858	$—
Land development	—	—	—	—	—
Other	43,708	—	—	43,708	—
Residential real estate:
First mortgage	85,200	181	63	85,444	714
Construction	3,248	—	—	3,248	—
Consumer:
Home equity and lines of credit	18,497	72	21	18,590	55
Other	97	2	—	99	—
Total	$359,876	$1,987	$84	$361,947	$769

		'Total non-accrual loans to total loans			0.21%
		'Total non-accrual loans to total assets			0.14%

December 31, 2021	Current Loans	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Loans	Non-accrual Loans
Commercial:
Real estate	$185,223	$—	$—	$185,223	$—
Land development	1,400	—	—	1,400	—
Other	38,127	33	—	38,160	—
Residential real estate:
First mortgage	80,319	342	—	80,661	939
Construction	3,388	—	—	3,388	—
Consumer:
Home equity and lines of credit	17,032	—	—	17,032	78
Other	128	—	—	128	—
Total	$325,617	$375	$—	$325,992	$1,017

		'Total non-accrual loans to total loans			0.31%
		'Total non-accrual loans to total assets			0.19%

There are no loans 90 or more days past due and accruing interest as of December 31, 2022 or 2021.

Non-performing loans are as follows:

	Years ended December 31,
	2022	2021
Nonaccrual loans, other than troubled debt restructurings	$586	$826
Nonaccrual loans, troubled debt restructurings	183	191
Total nonperforming loans (NPLs)	$769	$1,017
Troubled debt restructurings, accruing	$355	$418

There were no loans modified as troubled debt restructurings during years ended December 31, 2022 and December 31, 2021.
The Company considers a troubled debt restructuring in default if it becomes past due more than 90 days. No troubled debt restructurings defaulted within twelve months of their modification date during the years ended December 31, 2022 and 2021.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

NOTE 5 — Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:

	As of December 31,
	2022	2021
Land	$863	$863
Buildings	8,072	8,060
Leasehold improvements	1	1
Furniture and equipment	6,212	6,111
Totals	15,148	15,035
Less: Accumulated depreciation	9,697	9,171
Premises and equipment, net	$5,451	$5,864

The Company leases space under a non-cancelable operating lease agreement for a single bank branch facility with a remaining lease term of 1.2 years. The lease arrangement contains an extension option for an additional 3 years. The right-of-use asset and liability consider the renewal option when it is reasonably certain of being exercised. The right-of-use asset and liability as calculated at December 31, 2022, includes the extension option. See Note 1 for the Company's accounting policy on operating leases.

A summary of net lease cost and selected other information related to the operating lease follows:

Year Ended
December 31, 2022
Net Lease Cost: (1)
Operating lease cost	$85
Variable lease cost	—
Net lease cost:	85
Selected other operating lease information:
Weighted average remaining lease terms (years)	1.2
Weighted average discount rate	1.79%

(1) The Company adopted ASU 842 on January 1, 2022.

The following table summarizes the maturity of remaining lease liabilities:

For the Year Ended December 31,
2023	$87
2024	89
2025	91
2026	94
2027	96
Thereafter	16
Total future minimum lease payments	473
Less amount representing interest	(21)
Present value of net future minimum lease payments	$452

The Company's leasing information for the year ended December 31, 2021, is presented under FASB ASC 840, Leases. At December 31, 2021, the Company was obligated under non-cancelable operating leases for office space or other commitments. Lease expense totaled $83 for the year ended December 31, 2021.

Rent commitments before considering renewal options that generally are present, were as follows at December 31, 2021:

2022	$85
2023	87
2024	15
Total	$187

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

NOTE 6 — Mortgage Servicing Rights

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled $304.3 million at December 31, 2022, and $332.9 million at December 31, 2021.

The following is a summary of changes in the balance of mortgage servicing rights for the periods indicated below:

	As of December 31,
	2022	2021
Mortgage servicing rights beginning balance	$2,036	$1,806
Additions	68	553
Amortization	(244)	(692)
Decrease in valuation allowance	0	369
Mortgage servicing rights ending balance	$1,860	$2,036

Fair value at beginning of period	$2,477	$1,806
Fair value at end of period	$3,376	$2,477

There was no valuation allowance as of December 31, 2022 or December 31, 2021. The Company did not sell any mortgage servicing rights during the years ended December 31, 2022 and 2021.

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds, and ancillary income and servicing costs. As of December 31, 2022, the model used discount rates ranging from 10.0% to 13.0% and prepayment speeds ranging from 7.0% to 33.9%, respectively, both of which were based on market data from independent organizations. As of December 31, 2021, the model used discount rates of 10% to 13.5% and prepayment speeds ranging from 11.3% to 37%.

The following table shows the estimated future amortization of mortgage servicing rights for the next five years. The projections of amortization expense are based on existing asset balances as of as of December 31, 2022. The actual amortization expense the Company recognizes in any given period may be significantly different depending on changes in interest rates, market conditions, and regulatory requirements.

Estimated future amortization as of December 31, 2022:
2023	$220
2024	201
2025	182
2026	163
2027	143
Thereafter	951
Total	$1,860

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

NOTE 7 — Deposits

The composition of deposits is as follows:

	As of December 31,
	2022	2021
Non-interest bearing checking	$92,465	$106,664
Interest bearing checking	32,514	37,467
Money market	121,215	94,823
Statement savings	61,969	64,954
Certificates of deposit	79,558	80,593
Total (1)	$387,721	$384,501

(1) There were no brokered deposits at December 31, 2021 or December 31, 2022.

Certificates of deposit that met or exceeded the FDIC insurance limit of $250 totaled $8.9 million and $10.0 million at December 31, 2022 and 2021, respectively.

Interest expense on deposits is summarized as follows:

	Years ended December 31,
	2022	2021
Interest bearing checking	$76	$36
Money market	565	261
Statement savings	33	35
Certificates of deposit	442	452
Total	$1,116	$784

The scheduled maturities of certificates of deposit are as follows:

2023	$54,957
2024	8,318
2025	10,197
2026	5,782
2027	304
Total	$79,558

NOTE 8 — FHLB Advances and Other Borrowings

A summary of Federal Home Loan Bank advances follows:

	As of December 31,
	2022		2021
	Rate	Amount	Rate	Amount
Fixed rate, fixed term advance, maturing February 2022	N/A	$—	1.62%	$6,500
Fixed rate, fixed term advance, maturing February 2023	1.62%	6,500	1.62%	6,500
Fixed rate, fixed term advance, maturing July 2027	2.90%	5,000	N/A	—
Putable advance, maturing March 2032 first option date March 2027	1.74%	10,000	N/A	—
Putable advance, maturing July 2029 first option date January 2023	1.68%	5,000	N/A	—
Putable advance, original maturity October 2029, called August 2022	N/A	—	1.03%	10,000
Putable advance, maturing February 2030 first option date Feb 2023	0.98%	5,000	0.98%	5,000
Putable advance, maturing March 2030 first option date March 2025	0.89%	10,000	0.89%	10,000
Putable advance, maturing October 2029 first option date April 2023	2.96%	5,000	N/A	—
Advance structured note, payments due monthly, maturing February 2030	N/A	—	7.47%	542
Advance structured note, payments due monthly, maturing April 2030	1.05%	7,435	1.05%	8,405
Advance structured note, payments due monthly, maturing May 2030	1.19%	7,529	1.19%	8,495
SOFR floater advance, maturing October 2023	4.54%	5,000	N/A	—
SOFR floater advance, maturing October 2024	4.59%	5,000	N/A	—
Total		$71,464		$55,442

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

A summary of the scheduled maturities and principal payments of Federal Home Loan Bank advances follows:

	December 31, 2022
	Weighted Average Rate	Amount
2023	2.47%	$13,457
2024	3.61%	6,979
2025	1.12%	2,002
2026	1.12%	2,024
2027	2.38%	7,047
Thereafter	1.13%	39,955
Total		$71,464

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company maintains a master contract agreement with the FHLB, which provides for borrowing up to the lesser of 22.22 times the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as federal funds or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company had pledged qualifying real estate mortgage loans with collateral values of approximately $172.4 million at December 31, 2022, and $147.5 million at December 31, 2021. FHLB advances were also secured by $3.4 million at December 31, 2022 and $3.0 million at December 31, 2021 of FHLB stock owned by the Company. At December 31, 2022 and 2021, the Company’s available and unused portion of this borrowing agreement totaled $100.0 million and $90.9 million, respectively. Additional borrowing would require additional purchase of FHLB stock.

Additionally, at December 31, 2022 we had a $15.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2022. The Company also had a $9.1 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.9 million at December 31, 2022. The Company had not drawn on the Federal Reserve line as of December 31, 2022.

NOTE 9 — Employee Benefit Plan

The Company sponsors a 401(k)-profit sharing plan covering substantially all employees certain age and minimum service requirements. The Company may then match a discretionary percentage of each eligible participant’s contribution. The expense charge to operations for the Company’s matching contributions were $411 and $447 for the years ended December 31, 2022 and 2021, respectively.

NOTE 10 — Income Taxes

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following components:

	Years ended December 31,
	2022	2021
Current tax expense (benefit):
Federal	$—	$—
State	—	—
Total current tax expense (benefit)	—	—

Deferred tax expense:
Federal	(131)	(49)
State	(40)	(15)
Valuation allowance	—	—
Total deferred tax expense	(171)	(64)
Provision (credit) for income taxes	$(171)	$(64)

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

A summary of the sources of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes follows:

	Years ended December 31,
	2022		2021
	Amount	% of Pretax Income	Amount	% of Pretax Income
Reconciliation of statutory to effective rates:
Federal income taxes at statutory rate	$(67)	21.00%	$5	21.00%
Adjustments for:
Increase in cash value of life insurance	(89)	27.90%	(85)	(357.00)%
Change in valuation allowance	—	—	—	—
Other, net	(15)	4.70%	16	67.20%
Total income tax expense (benefit)	$(171)	53.60%	$(64)	(268.80)%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	As of December 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses	$875	$780
Deferred compensation	893	1,070
Accrued employee benefits	81	102
NOL and charitable contribution carryforwards	3,657	3,442
Net unrealized losses (gains) on available for sale securities	4,250	(52)
Premises and equipment	67	40
ESOP release of shares	49	32
Lease liability	123	—
Other	97	82
Total deferred tax assets	$10,092	$5,496

Deferred tax liabilities:
Loan fees	$227	$179
Mortgage servicing rights	508	556
FHLB stock dividends	26	26
Lease asset	123	—
Total deferred tax liabilities	$884	$761
Net deferred tax asset/liability	9,208	4,735
Valuation allowance	(934)	(934)
Net deferred tax asset	$8,274	$3,801

Income tax (benefit) was ($171) for the year ended December 31, 2022 and ($64) for the year ended December 31, 2021. As of December 31, 2022 and December 31, 2021, the Company had a deferred tax asset valuation allowance of $934, reducing our net deferred tax assets to $8.3 million and $3.8 million, at each respective date.

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

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

The Company has federal loss carryforwards of approximately $10.5 million as of December 31, 2022. Of this amount, $2.5 million represents a tax loss carryforward from the 2019 and 2022 tax years which has an indefinite carryforward period due to the Tax Cuts and Jobs Act of 2017. The remaining $8.0 million of losses begin to expire in 2030. The Company also has $473 of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2024.

The Company had an ownership change during 2021 which resulted in an annual limitation on the future utilization of both Federal and Wisconsin net operating loss (NOL) carryforwards.

The Company has state net operating loss carryforwards totaling approximately $20.7 million as of December 31, 2022, that may be applied against future state taxable income and begin to expire in 2024. The Company also has $476 of charitable contribution carryforwards that may be applied against future taxable income which begin to expire in 2024.

With few exceptions, the Company is generally no longer subject to examinations by taxing authorities for years before 2019 for federal tax examinations and 2018 for state tax examinations.

NOTE 11 — Commitments and Contingencies

Legal Matters

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements. No legal proceedings existed at December 31, 2022 that would have a material adverse effect on the Company’s consolidated financial statements.

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

The contract amounts of credit-related financial instruments at December 31, 2022 and 2021 are summarized below:

	December 31, 2022
	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$3,391	$80,631	$84,022
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	894	—	894
Commitments to sell loans	1,292	—	1,292
Overdraft protection program commitments	3,881	—	3,881

	December 31, 2021
	Fixed Rate	Variable Rate	Total
Commitments to extend credit	$21,586	$56,921	$78,507
Standby letters of credit	—	175	175
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,214	—	1,214
Commitments to sell loans	5,410	—	5,410
Overdraft protection program commitments	3,993	—	3,993

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
Years Ended December 31, 2022 and 2021
(In thousands)

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

The Company participates in the FHLB Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had no commitments to deliver loans through the Program as of December 31, 2022. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of December 31, 2022, and 2021, the Company had no liability outstanding.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

Lease Commitments

At December 31, 2022, the Company was obligated under noncancelable operating leases for office space or other commitments. Rent expense under operating leases, included in net occupancy and equipment expense, was $77 and $83 for the years ended December 31, 2022 and 2021, respectively.

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

On January 8, 2019, the ESOP purchased 175,528 shares (231,047 adjusted for the conversion) of the Company’s common stock, which was funded by a loan from Old 1895 Bancorp. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP, and discretionary contributions from the Company to the ESOP and earnings thereon.

As part of the mutual-to-stock conversion and stock offering completed on July 14, 2021, the ESOP refinanced the aforementioned loan with New 1895 Bancorp, enabling the ESOP to purchase an aggregate of 283,360 additional shares of common stock. As of December 31, 2022, the ESOP had purchased all of the additional 283,360 shares at an average price of $10.90.

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $200 and $246 in compensation expense for the years ended December 31, 2022 and December 31, 2021, respectively.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

The following table provides the allocated and unallocated shares of common stock associated with the ESOP as of December 31, 2022 and 2021.

	2022	2021
Shares committed to be released	19,730	22,401
Total allocated shares	36,170	15,239
Total unallocated shares	453,792	377,077
Total ESOP shares	509,692	414,717
Fair value of unallocated shares (in thousands, based on $10.00 and $10.99 share price as of December 31, 2022 and December 31, 2021, respectively)	$4,538	$4,144

NOTE 14 — Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates follows:

	Years ended December 31,
	2022	2021
Beginning balance	$932	$1,034
Adjustments due to changes in directors, executive officers, and/or principal stockholders	—	202
New loans	169	53
Repayments	(86)	(357)
Ending balance	$1,015	$932

Deposits from directors, executive officers, and their affiliates totaled $583 and $1.1 million at December 31, 2022 and 2021, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms were $24 and $31 during the years ended December 31, 2022 and 2021, respectively.

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
Years Ended December 31, 2022 and 2021
(In thousands)

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

Rate lock commitments—Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in other assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements for fixed-rate commitments and also considers the difference between current levels of interest rates and the committed rates. While there are Level 2 and 3 inputs used in the valuation models, the Company has determined that one or more of the inputs significant in the valuation of both of the mortgage banking derivatives fall within Level 3 of the fair value hierarchy. The change in fair value is recorded through an adjustment to the statement of operations, within mortgage banking income.

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
Years Ended December 31, 2022 and 2021
(In thousands)

Assets measured at fair value on a recurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value:

		Recurring Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3

Marketable equity securities	$2,924	$2,924	$—	$—
Securities available-for-sale:
U.S. Treasury notes	26,627	—	26,627	—
Obligations of states and political subdivisions	17,656	—	17,656	—
Government-sponsored mortgage-backed securities	64,267	—	64,267	—
Asset-backed securities	4,517	—	4,517	—
Certificates of deposit	1,425	—	1,425	—
Total	$117,416	$2,924	$114,492	$—

		Recurring Fair Value Measurements Using
	December 31, 2021	Level 1	Level 2	Level 3

Marketable equity securities	$3,544	$3,544	$—	$—
Securities available-for-sale:
U.S. Treasury notes	19,484	—	19,484	—
Obligations of states and political subdivisions	20,760	—	20,760	—
Government-sponsored mortgage-backed securities	64,149	—	64,149	—
Asset-backed securities	6,523	—	6,523	—
Certificates of deposit	1,524	—	1,524	—
Total	$115,984	$3,544	$112,440	$—

Impaired loans are measured at fair value on a non-recurring basis. There were no loans that were considered impaired with a specific valuation allowance as of December 31, 2022 and December 31, 2021.

Mortgage servicing rights are measured at fair value on a non-recurring basis. There was no impairment on mortgage servicing rights as of December 31, 2022 or December 31, 2021.

For Level 3 assets measured at fair value on a nonrecurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at December 31, 2022	Valuation Technique	Significant Unobservable Input(s)	Minimum Value	Maximum Value
Rate lock commitments	6	Pricing model	Pull through rate	75.0%	100.0%
Mortgage servicing rights	3,376	Pricing models	Prepayment rate	7.0%	33.9%
			Discount rate	10.0%	13.0%
			Cost to service	$72.00	$83.00

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
Years Ended December 31, 2022 and 2021
(In thousands)

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

The carrying value and estimated fair value of financial instruments follow:

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$28,344	$28,344	$—	$—
Available for sale securities	114,492	—	114,492	—
Marketable equity securities	2,924	2,924	—	—
Loans held for sale	125	—	125	—
Loans	359,574	—	—	335,987
Rate lock commitments	6	—	—	6
Accrued interest receivable	1,257	1,257	—	—
Federal Home Loan Bank Stock	3,429	—	—	3,429
Cash value of life insurance	14,316	—	—	14,316
Financial liabilities:
Deposits	387,721	308,162	—	78,418
Advance payments by borrowers for taxes and insurance	1,029	1,029	—	—
Federal Home Loan Bank advances	71,464	—	—	69,633
Accrued interest payable	291	291	—	—

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$66,803	$66,803	$—	$—
Available for sale securities	112,440	—	112,440	—
Marketable equity securities	3,544	3,544	—	—
Loans held for sale	1,183	—	1,183	—
Loans	323,789	—	—	323,182
Rate lock commitments	30	—	—	30
Accrued interest receivable	948	948	—	—
Federal Home Loan Bank Stock	3,032	—	—	3,032
Cash value of life insurance	13,892	—	—	13,892
Financial liabilities:
Deposits	384,501	303,908	—	80,473
Advance payments by borrowers for taxes and insurance	1,860	1,860	—	—
Federal Home Loan Bank advances	55,442	—	—	55,981
Accrued interest payable	109	109	—	—

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
Years Ended December 31, 2022 and 2021
(In thousands)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of December 31, 2022, that the Bank met all applicable capital adequacy requirements.

As of December 31, 2022, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since December 31, 2022 that management believes have changed the category.

The Bank’s actual capital amounts and ratios are presented in the following tables:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
PyraMax Bank
Leverage (Tier 1)	$65,497	11.9%	$22,086	4.0%	$27,608	5.0%

Risk-based:
Common Equity Tier 1	65,497	16.6%	17,711	4.5%	25,583	6.5%
Tier 1	65,497	16.6%	23,615	6.0%	31,486	8.0%
Total	68,700	17.5%	31,486	8.0%	39,358	10.0%

December 31, 2021
PyraMax Bank
Leverage (Tier 1)	$65,179	11.9%	$21,838	4.0%	$27,298	5.0%

Risk-based:
Common Equity Tier 1	65,179	19.4%	15,124	4.5%	21,846	6.5%
Tier 1	65,179	19.4%	20,166	6.0%	26,888	8.0%
Total	68,037	20.2%	26,888	8.0%	33,610	10.0%

On July 29, 2022, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 5% of the current outstanding shares. On August 26, 2022, the Company received a non-objection letter from the Federal Reserve Bank of Chicago ("FRB") to repurchase 319,766 shares, which represented 5% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on September 1, 2022 and through December 31, 2022, the Company had repurchased 296,918 shares for a total purchase price of $3.2 million.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

NOTE 17 — Deferred Compensation

The Company has obligations to certain retired and active employees and directors under deferred compensation plans. A liability is recorded for the value of the deferred compensation obligations amounting to $3.3 million and $3.9 million at December 31, 2022 and 2021, respectively. The Company holds marketable equity securities consisting of mutual fund investments and common stock deferred under the plans, which are held in a Rabbi Trust. The Company may sell these securities on a periodic basis in order to pay retirement benefits to plan retirees. There are no gain or losses realized from the sales of marketable equity securities. No benefits were paid during the year ended December 31, 2022 and $36 in benefits were paid during the year ended December 31, 2021. The amount charged to operations related to administrative fees for deferred compensation plans was $14 and $15 for the years ended December 31, 2022 and 2021, respectively.

The Company has entered into various salary continuation agreements with former key officers. The agreements provide for the payment of specified amounts upon each employee’s retirement or death. The liability outstanding under the agreements was $160 and $231 at December 31, 2022 and 2021, respectively. The amount charged to operations was $12 and $16 for the years ended December 31, 2022 and 2021, respectively.

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

Earnings per common share for the years ended December 31, 2022 and 2021 is presented in the following table.

	Years ended December 31,
	2022	2021
	(dollars in thousands, except per share amounts)
Net (loss) income	$(148)	$85
Weighted shares outstanding for basic EPS
Weighted average shares outstanding	6,216,791	6,248,678
Less: Weighted average unallocated ESOP shares	441,651	261,514
Weighted average shares outstanding for basic EPS	5,775,140	5,987,164
Additional dilutive shares (1)	—	203,245
Weighted average shares outstanding for dilutive EPS (1)	5,775,140	6,190,409
Basic (loss) income per share	$(0.03)	$0.01
Diluted (loss) income per share (1)	$(0.03)	$0.01

(1) For 2022, the effect of the stock options was anti-dilutive and therefore no dilutive shares are included in the weighted average shares outstanding or diluted (loss) calculations for 2022.

NOTE 19 – Stock Based Compensation

Stock-Based Compensation Plans

On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 stock options and 95,387 restricted shares were approved for award. As of December 31, 2022, no shares of common stock remained available for grant as stock options, restricted stock or restricted stock units under the 2020 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

On August 26, 2022, the Company's shareholders approved the 1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (the "2022 Equity Incentive Plan"). A total of 354,200 stock options and 141,680 restricted shares were approved for award. As of December 31,

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

2022, 17,745 shares of common stock remained available for grant as stock options and 11,298 shares remain available for grant as restricted stock or stock units under the 2022 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2022 and December 31, 2021:

	2022	2021
Dividend yield	0.00%	0.00%
Risk-free interest rate	3.83%	0.96%
Expected volatility	24.64%	24.64%
Weighted average expected life	6.50	6.50
Weighted average per share value of options	$3.47	$2.10

Based on the assumptions above, the estimated weighted average grant-date fair value of options granted was $1.2 million during the year ended December 31, 2022.

A summary of the Company’s stock option activity for the years ended December 31, 2022 and 2021 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average of Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options exercisable at December 31, 2020	—	—	—	—
Outstanding December 31, 2020	287,097	5.99	9.30	1,138,663
Granted (1)	37,316	7.76	—	120,526
Exercised	(4,738)	6.27	N/A	N/A
Forfeited	(18,955)	6.27	N/A	N/A
Outstanding December 31, 2021	300,720	6.19	8.40	1,443,067
Options exercisable at December 31, 2021	52,677	$5.97	$8.30	264,489

Outstanding December 31, 2021	300,720	6.19	8.40	1,443,067
Granted	355,410	10.02	—	—
Exercised	—	—	N/A	N/A
Forfeited	—	—	N/A	N/A
Outstanding December 31, 2022	656,130	8.27	8.69	1,122,214
Options exercisable at December 31, 2022	112,824	6.09	7.35	432,408

(1) Includes 10,527 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Executive Officer.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2022 and 2021:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	287,097	$1.98
Granted (1)	37,316	2.10
Vested	(57,415)	1.50
Forfeited	(18,955)	1.61
Nonvested at December 31, 2021	248,043	$1.58

Nonvested at December 31, 2021	248,043	$1.58
Granted	355,410	3.47
Vested (2)	(60,147)	1.56
Forfeited	—	0.00
Nonvested at December 31, 2022	543,306	$2.82

(1) Includes 10,527 shares granted as a nonqualified stock option inducement award to the Company’s President and Chief Executive Officer.

(2) Includes 2,105 shares vested under a nonqualified stock option inducement award to the Company's President and Chief Executive Officer.

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $152 and $95 in stock option expense during the years ended December 31, 2022 and December 31, 2021, respectively.

At December 31, 2022, the Company had $1.4 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 4.4 years.

The following table summarizes information about the Company’s restricted stock activity for the years ended December 31, 2022 and 2021:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	111,802	$5.98
Granted (1)	15,052	7.76
Vested (2)	(22,355)	5.98
Forfeited	(7,371)	6.06
Nonvested at December 31, 2021	97,128	$6.25

Nonvested at December 31, 2021	97,128	$6.25
Granted	137,753	10.02
Vested (3)(4)	(23,532)	6.20
Forfeited	—	0.00
Nonvested at December 31, 2022	211,349	$8.71

(1) Includes 1,313 shares granted under a restricted stock inducement award to the Company’s President and Chief Executive Officer.

(2) Includes 6,305 shares surrendered by employees to cover payroll tax costs related to the vested shares.

(3) Includes 263 shares vested under a restricted stock inducement award to the Company's President and Chief Executive Officer.

(4) Includes 7,238 shares surrendered by employees to cover payroll tax costs related to the vested shares.

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $211 and $146 in restricted stock expense during the years ended December 31, 2022 and December 31, 2021, respectively. At December 31, 2022, the Company had $1.7 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 4.28 years.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

NOTE 20 – Parent Company Only Financial Statements

The following condensed financial statements summarize the financial position, results of operations and cash flows for the parent holding company, 1895 Bancorp of Wisconsin, Inc. as of December 31, 2022 and December 31, 2021 and for the years then ended.

	December 31,
	2022	2021
Assets
Cash in bank subsidiary	$12,218	$17,846
Investment in subsidiary, at underlying equity	56,768	68,123
Loans receivable-ESOP	4,477	3,551
Other assets	2,237	1,694
TOTAL ASSETS	75,700	91,214
Liabilities and Stockholders' Equity
Due to subsidiary bank	$1	$—
Deferred compensation liability	301	301
Other liabilities	36	21
TOTAL LIABILITIES	338	322

Total stockholders' equity	75,362	90,892
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	75,700	91,214

	Years ended December 31,
	2022	2021
Interest and dividend income:
Loans-ESOP	$144	$74
Total interest and dividend income	144	74

Interest expense:
Total interest expense	—	—

Net interest income	144	74
Noninterest income	50	(18)
Noninterest expense	1,972	1,887
Loss before income taxes	(1,778)	(1,831)
Income tax benefit	(490)	(512)
Loss before equity in undistributed earnings of bank	(1,288)	(1,319)
Equity in undistributed earnings of bank	1,140	1,404
Net (loss) income	$(148)	$85

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022 and 2021
(In thousands)

	Years ended December 31,
	2022	2021
Cash flows from operating activities
Net (loss) income	$(148)	$85
Adjustments to reconcile net (loss) income to net cash from operating activities:
Equity in undistributed income of bank	(1,140)	(1,404)
Stock compensation expense	363	241
Deferred income tax (benefit) expense	(226)	54
Changes in operating assets and liabilities:
Net increase in other assets	(316)	(545)
Net increase in other liabilities	16	120
Net cash used in operating activities	(1,451)	(1,449)

Cash flows from investing activities
Capital contribution to bank subsidiary	—	(16,000)
Cash received in MHC merger	—	100
Principal payments received on ESOP loan receivable	137	170
Net cash provided by (used) in investing activities	137	(15,730)

Cash flows from financing activities
Gross proceeds from stock offering	—	35,418
Stock offering costs	—	(1,988)
Reimbursement of stock offering costs	2	—
Purchase of treasury stock	—	(151)
Sale of treasury stock by Rabbi Trust	—	10
Repurchase of common stock for cancellation	(3,173)	—
Stock options exercised	—	30
Purchases of ESOP shares	(1,062)	(2,041)
Retirement of common stock	(81)	(69)
Net cash (used in) provided by financing activities	(4,314)	31,209

Net (decrease) in cash and cash equivalents	(5,628)	14,030
Cash and cash equivalents at beginning of year	17,846	3,816
Cash and cash equivalents at end of year	$12,218	$17,846