Form 10-Q
period 2023-03-31
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2023-05-12
CIK 1847360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

6,215,222 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of April 30, 2023.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$24,657	$26,029
Fed funds sold	4,358	2,315
Cash and cash equivalents	29,015	28,344

Marketable equity securities, stated at fair value	3,170	2,924
Available-for-sale securities, stated at fair value	113,414	114,492
Loans held for sale	—	125
Loans, net of deferred costs	370,395	362,777
Allowance for credit losses for loans	(3,693)	(3,203)
Total loans, net of deferred loan costs and allowance for credit losses	366,702	359,574
Premises and equipment, net	5,403	5,451
Mortgage servicing rights, net	1,823	1,860
Federal Home Loan Bank (FHLB) stock, at cost	4,811	3,429
Accrued interest receivable	1,246	1,257
Cash value of life insurance	14,424	14,316
Other assets	11,579	11,244
TOTAL ASSETS	$551,587	$543,016
Liabilities and Stockholders’ Equity
Deposits	$371,966	$387,721
Advance payments by borrowers for taxes and insurance	3,986	1,029
FHLB advances	91,978	71,464
Accrued interest payable	490	291
Other liabilities	7,228	7,149
TOTAL LIABILITIES	475,648	467,654
Preferred stock, $0.01 par value, 10,000,000 shares authorized at March 31, 2023 and December 31, 2022	—	—
Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at March 31, 2023 and December 31, 2022 Issued – 6,221,930 at March 31, 2023 and 6,236,168 at December 31, 2022 (includes 202,063 and 211,349 unvested shares, respectively) Outstanding – 6,191,867 at March 31, 2023 and 6,206,105 at December 31, 2022 (includes 202,063 and 211,349 unvested shares, respectively)	62	62
Additional paid-in capital	49,977	49,931
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 448,928 and 453,792 shares at March 31, 2023 and December 31, 2022, respectively	(4,260)	(4,307)
Less treasury stock at cost, 30,063 shares at March 31, 2023 and December 31, 2022	(301)	(301)
Retained earnings	40,324	41,468
Accumulated other comprehensive (loss) income, net of income taxes	(9,863)	(11,491)
Total stockholders’ equity	75,939	75,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$551,587	$543,016

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) – Unaudited

	Three months ended March 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$3,826	$3,290
Securities, taxable	602	548
Other	284	48
Total interest and dividend income	4,712	3,886
Interest expense:
Interest-bearing deposits	982	169
Borrowed funds	493	170
Other interest-bearing funds	2	2
Total interest expense	1,477	341
Net interest income	3,235	3,545
Provision for credit losses	75	105
Net interest income after provision for credit losses	3,160	3,440
Noninterest income:
Service charges and other fees	224	236
Loan servicing, net	174	177
Net gain on sale of loans	38	78
Increase in cash surrender value of insurance	108	104
Unrealized gain (loss) on marketable equity securities	220	(210)
Other	6	6
Total noninterest income	770	391
Noninterest expense:
Salaries and employee benefits	2,913	2,285
Advertising and promotions	49	14
Data processing	225	201
Occupancy and equipment	338	354
FDIC assessment	37	27
Other	880	1,065
Total noninterest expense	4,442	3,946
Loss before income taxes	(512)	(115)
Income tax (benefit)	(151)	(60)
Net loss	$(361)	$(55)
Loss per share:
Basic	$(0.07)	$(0.01)
Diluted(1)	$(0.07)	$(0.01)
Average common shares outstanding:
Basic	5,535,489	5,873,964
Diluted(1)	5,535,489	5,873,964

See accompanying notes to the unaudited consolidated financial statements.

(1) Diluted loss per share and average shares outstanding excludes all common shares if their effect is anti-dilutive.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) - Unaudited

	Three months ended March 31,
	2023	2022
Net loss	$(361)	$(55)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	2,230	(7,144)
Other comprehensive income (loss) before tax effect	2,230	(7,144)
Tax effect of other comprehensive income (loss) items	(602)	1,929
Other comprehensive income (loss), net of tax	1,628	(5,215)
Comprehensive income (loss)	$1,267	$(5,270)

See accompanying notes to the unaudited consolidated financial statements.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) - Unaudited

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 1, 2022	$64	$52,805	$(3,432)	$(301)	$41,615	$142	$90,893
Net loss	—	—	—	—	(55)	—	(55)
Other comprehensive (loss)	—	—	—	—	—	(5,215)	(5,215)
Reimbursement of stock offering costs	—	1	—	—	—	—	1
Purchase of 45,212 shares by ESOP	—	—	(517)	—	—	—	(517)
ESOP shares committed to be released (4,933 shares)	—	2	49	—	—	—	51
Retirement of common stock	—	(15)	—	—	—	—	(15)
Stock compensation expense	—	59	—	—	—	—	59
Balance as of March 31, 2022	$64	$52,852	$(3,900)	$(301)	$41,560	$(5,073)	$85,202

Balance as of January 1, 2023	$62	$49,931	$(4,307)	$(301)	$41,468	$(11,491)	$75,362
Net loss	—	—	—	—	(361)	—	(361)
Other comprehensive income	—	—	—	—	—	1,628	1,628
Cumulative effect of change in accounting principle due to adoption of ASU 2016-13	—	—	—	—	(783)	—	(783)
ESOP shares committed to be released (4,864 shares)	—	—	47	—	—	—	47
Repurchase and retirement of shares-stock repurchase program (12,903 shares)		(129)					(129)
Retirement of common stock	—	(13)	—	—	—	—	(13)
Stock compensation expense	—	188	—	—	—	—	188
Balance as of March 31, 2023	$62	$49,977	$(4,260)	$(301)	$40,324	$(9,863)	$75,939

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Three months ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(361)	$(55)
Adjustments to reconcile net loss to net cash from operating activities
Net amortization of investment securities	20	43
Depreciation	128	154
Provision for credit losses	75	105
Net change in fair value of marketable equity securities	(220)	210
Stock compensation expense	188	59
(Benefit from) deferred income tax	(151)	(60)
Originations of mortgage loans held for sale	(2,300)	(6,504)
Proceeds from sales of mortgage loans held for sale	2,464	6,821
Net gain on sale of mortgage loans held for sale	(38)	(78)
ESOP compensation	47	51
Net change in cash value of life insurance	(108)	(104)
Changes in operating assets and liabilities
Net change in mortgage servicing rights	37	48
Accrued interest receivable and other assets	(481)	(1,096)
Accrued interest payable and other liabilities	(387)	(12)
Net cash used in operating activities	(1,087)	(418)
Cash flows from investing activities
Maturities, prepayments, and calls of available-for-sale securities	3,287	3,693
Purchases of available-for-sale securities	—	(31,162)
Purchase of marketable equity securities	(26)	(32)
Net (increase) in loans	(7,615)	(2)
Net (increase) in FHLB stock, net	(1,382)	—
Net capital expenditures for premises and equipment	(80)	(99)
Net cash used in investing activities	(5,816)	(27,602)
Cash flows from financing activities
Net (decrease) increase in deposits	(15,755)	6,452
Net increase in advance payments by borrowers for taxes and insurance	2,957	2,875
Proceeds from the issuance of Federal Home Loan Bank advances	64,500	10,000
Principal payments on Federal Home Loan Bank advances	(43,986)	(6,993)
Reimbursement of stock offering costs	—	1
Repurchase of common stock for cancellation	(129)	—
Retirement of common stock	(13)	(15)
Purchases of ESOP shares	—	(517)
Net cash provided by financing activities	7,574	11,803
Net increase (decrease) in cash and cash equivalents	671	(16,217)
Cash and cash equivalents at beginning of period	28,344	66,803
Cash and cash equivalents at end of period	$29,015	$50,586
Supplemental cash flow information
Cash paid during the year for interest	$1,278	$333

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

PyraMax Bank is a stock savings bank headquartered in Greenfield, Wisconsin. PyraMax Bank operates as a full-service financial institution, providing a full range of financial services, including the granting of commercial, residential, and consumer loans and acceptance of deposits from individual customers and small businesses in the metropolitan Milwaukee, Wisconsin area. PyraMax Bank is subject to competition from other financial and nonfinancial institutions providing financial products. In addition, PyraMax Bank is subject to the regulations of certain regulatory agencies and undergoes periodic examination by those regulatory agencies.

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on March 30, 2023.

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, the fair value of investment securities, financial instruments and mortgage servicing rights, and the valuation of deferred income tax assets. Actual results could differ from those estimates.

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

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after March 31, 2023, but prior to the release of the unaudited consolidated financial statements contained in this quarterly report on Form 10-Q were issued.

On May 4, 2023, the Company announced that it had adopted its second stock repurchase program to be implemented upon completion of its existing stock repurchase program. Under the new repurchase program, which is subject to regulatory non-objection, the Company may repurchase up to 10% of its current outstanding shares. Following receipt of regulatory non-objection, repurchases are expected to commence upon completion of the existing stock repurchase program, which has 9,945 shares remaining to be repurchased. For additional information, refer to Form 8-K filed by the Company on May 4, 2023.

There were no additional subsequent event disclosures or financial statement impacts related to events occurring after March 31, 2023 that warranted adjustment to or disclosure in these unaudited consolidated financial statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

On January 1, 2023, we adopted ASU 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), using the modified retrospective approach, as further described in the section below titled Recently Adopted Accounting Standards. Adoption of the standard resulted in changes to our available-for-sale securities and allowance for credit losses policies, as presented below. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K regarding additional significant accounting policies, including accounting policies in effect prior to the adoption of ASU 2016-13.

Credit Losses for Available-for-Sale Debt Securities

For available-for-sale ("AFS") debt securities where fair value is less than amortized cost, the security is considered impaired when amounts are deemed uncollectible or when the Company intends, or more likely than not will be required, to sell the AFS debt security before recovery of the amortized cost basis.

On a quarterly basis the Company evaluates the AFS debt securities for impairment. Securities that are in an unrealized loss position are reviewed to determine if a securities credit loss exists based on certain quantitative and qualitative factors. The primary factors considered in evaluating whether an impairment exists include: (a) the extent to which the fair value is less than the amortized cost basis, (b) the financial condition, credit rating and future prospects of the issuer, (c) whether the debtor is current on contractually obligated interest and principal payments, and (d) whether the Company intends to sell the security and whether it is more likely than not that the Company will not be required to sell the security.

If a determination is made that an AFS debt security is impaired, the Company will estimate the amount of the unrealized loss that is attributable to credit and all other non-credit related factors. The credit related component will be recognized as a provision for credit losses on securities through an allowance for credit losses. The provision for credit losses on securities will be limited to the difference between the security’s amortized cost basis and fair value. Any future changes may be reversed, limited to the amount previously expensed, in the period they occur. The non-credit related component will be recorded as an adjustment to accumulated other comprehensive income, net of tax.

Allowance for Credit Losses

Under the current expected credit loss (“CECL”) model, the allowance for credit losses ("ACL") on financial assets is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the financial assets’ amortized cost basis to present the net amount expected to be collected on the financial assets. The CECL model also applies to certain off-balance sheet credit exposures.

The Company estimates the allowance for credit losses on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income at the time of this determination. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the allowance for credit losses.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Expected credit losses are reflected in the allowance for credit losses through a charge to provision for credit losses. The Company’s estimate of the allowance for credit losses reflects credit losses currently expected over the remaining contractual life of the assets. When the Company deems all or a portion of a financial asset to be uncollectible, the appropriate amount is written off and the allowance for credit losses is reduced by the same amount. The Company applies judgment to determine when a financial asset is deemed uncollectible. When available information confirms that specific financial assets, or portions thereof, are uncollectible, these amounts are charged off against the allowance for credit losses. Subsequent recoveries, if any, are credited to the allowance for credit losses when received.

The Company measures the allowance for credit losses of financial assets on a collective portfolio segment basis when the financial assets share similar risk characteristics. The Company has identified the following portfolio segments of financial assets with similar risk characteristics for measuring expected credit losses: commercial real estate, residential real estate – first mortgage, residential real estate – construction, consumer – home equity and lines of credit and other consumer loans. The Company further segments the commercial loan portfolios by risk rating and the residential and consumer loan portfolios by delinquency.

The Company utilizes the weighted average maturity (WARM) methodology to measure the ACL. This methodology incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component includes the calculation of loss rates that are based on historical lookback periods. The Company calculates a loss rate based on historical loan level loss experience for portfolio segments with similar risk characteristics. The historical loss rate is adjusted for select macroeconomic variables that consider both historical trends as well as forecasted trends. The Company measures expected credit losses of these financial assets by applying loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and default assumptions.

The Company considers qualitative adjustments to expected credit loss estimates for information not already captured in the loss estimation process. Qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Adjustments will not be made for information that has already been considered and included in the quantitative component. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in loan composition, performance trends, regulatory changes, uncertainty of macroeconomic forecasts, and other asset specific risk characteristics.

Collateral Dependent Financial Assets

For collateral dependent financial assets where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less estimated costs to sell.

Loan Commitments and Allowance for Credit Losses on Off-Balance Sheet Credit Exposures

Financial assets include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The Company’s exposure to loan credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to provision for loan losses for off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration management’s assumption of the likelihood that funding will occur, and is included in other liabilities on the Company’s Consolidated Balance Sheets.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. In March 2022, the FASB issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses. The Company adopted ASU 2016-13 and ASU 2022-02 as of January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of ASU 2016-13 resulted in an initial increase of $412,000 to the allowance for credit losses for loans and the establishment of a $665,000 allowance for credit losses for unfunded loan commitments. The allowance for credit losses for unfunded loan commitments is included in other liabilities on the Company's Consolidated Balance Sheets. The after-tax cumulative-effect adjustment of $783,000 was recorded in retained earnings as of January 1, 2023.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

The amortized costs and fair values of securities available-for-sale were as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$29,618	$—	$(2,502)	$27,116
Obligations of states and political subdivisions	21,225	11	(3,170)	18,066
Government-sponsored mortgage-backed securities	70,636	—	(7,761)	62,875
Asset-backed securities	4,202	—	(53)	4,149
Certificates of deposit	1,244	—	(36)	1,208
Total	$126,925	$11	$(13,522)	$113,414

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$29,597	$—	$(2,970)	$26,627
Obligations of states and political subdivisions	21,379	6	(3,729)	17,656
Government-sponsored mortgage-backed securities	73,235	$—	(8,968)	64,267
Asset-backed securities	4,563	$—	(46)	4,517
Certificates of deposit	1,459	$—	(34)	1,425
Total	$130,233	$6	$(15,747)	$114,492

The fair value of available-for-sale securities that were pledged as collateral at March 31, 2023 and December 31, 2022, were $9.4 million and $3.6 million, respectively.

The amortized costs and fair values of available-for-sale securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, expected maturities will differ from contractual maturities for mortgage-backed securities and asset-backed securities, as the expected repayment terms may be less than the underlying mortgage pool contractual maturities. Therefore, these securities are not included in the maturity categories in the maturity summary below.

	March 31, 2023
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$1,683	$1,674
Due after one through 5 years	26,784	24,795
Due after 5 through 10 years	20,305	17,322
Due after 10 years	3,315	2,599
Total debt and other securities	52,087	46,390
Mortgage-related securities	70,636	62,875
Asset-backed securities	4,202	4,149
Total	$126,925	$113,414

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury notes	$—	$—	$27,116	$(2,502)	$27,116	$(2,502)
Obligations of states and political subdivisions	1,631	(23)	16,010	(3,147)	17,641	(3,170)
Government-sponsored mortgage-backed securities	6,185	(204)	56,690	(7,557)	62,875	(7,761)
Asset-backed securities	3,691	(38)	458	(15)	4,149	(53)
Certificates of deposit	1,208	(36)	—	—	1,208	(36)
Total	$12,715	$(301)	$100,274	$(13,221)	$112,989	$(13,522)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury notes	$—	$—	$26,627	$(2,970)	$26,627	$(2,970)
Obligations of states and political subdivisions	5,088	(396)	12,145	(3,333)	17,233	(3,729)
Government-sponsored mortgage-backed securities	19,084	(1,310)	45,183	(7,658)	64,267	(8,968)
Asset-backed securities	4,517	(46)	—	—	4,517	(46)
Certificates of deposit	1,425	(34)	—	—	1,425	(34)
Total	$30,114	$(1,786)	$83,955	$(13,961)	$114,069	$(15,747)

At March 31, 2023 and December 31, 2022, respectively, the Company had 89 and 92 debt securities with unrealized losses representing aggregate depreciation of approximately 10.7% and 12.1%, respectively, from their respective amortized cost basis. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

NOTE 4 – LOANS

Major classifications of loans, reported at amortized cost, are summarized as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Commercial:
Real estate	$215,026	$210,858
Land development	—	—
Other	45,288	43,708
Residential real estate:
First mortgage	88,792	85,444
Construction	2,261	3,248
Consumer:
Home equity and lines of credit	18,091	18,590
Other	84	99
Subtotal (1)	369,542	361,947
Net deferred loan costs	853	830
Allowance for credit losses for loans	(3,693)	(3,203)
Loans, net	$366,702	$359,574

(1) Totals do not include accrued interest receivable, which were $894,000 and $874,000 at March 31, 2023 and December 31, 2022, respectively, which are recorded separately on the Company’s Consolidated Balance Sheets.

Deposit accounts in an overdrawn position and reclassified as loans totaled $30,000 and $98,000 at March 31, 2023 and December 31, 2022, respectively.

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

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of March 31, 2023 and December 31, 2022, respectively, the Company had transferred $30.1 million and $30.3 million in participation loans which were eligible for sales treatment to other financial institutions, all of which continue to be serviced by the Company.

NOTE 4 – LOANS (continued)

A summary of activity in the allowance for credit losses for loans and the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2023 and in the allowance for loan losses for the three months ended March 31, 2022, is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended March 31, 2023
Allowance for credit losses for loans
Beginning balance	$1,944	$752	$507	$3,203
Provision for credit losses	54	21	—	75
CECL Adoption Adjustment(1)	666	75	(329)	$412
Loans charged-off	—	—	(6)	(6)
Recoveries	5	—	4	9
Ending balance	$2,669	$848	$176	$3,693

Allowance for credit losses for unfunded loan commitments(2)
Beginning balance	$—	$—	$—	$—
Provision for credit losses	—	—	—	—
CECL Adoption Adjustment(1)	640	25	—	$665
Loans charged-off	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$640	$25	$—	$665

Total Allowance for credit losses for loans and unfunded loan commitments	$3,309	$873	$176	$4,358

Three months ended March 31, 2022
Allowance for loan losses
Beginning balance	$1,657	$745	$456	$2,858
Provision for loan losses	105	—	—	105
Loans charged-off	—	—	(3)	(3)
Recoveries	52	—	5	57
Ending balance	$1,814	$745	$458	$3,017

(1) On January 1, 2023, the Company adopted ASU 2016-13 ("CECL"). See Note 2 for additional information regarding the adoption of ASU 2016-13.

(2) The allowance for credit losses for unfunded loan commitments is included in other liabilities on the Company's Consolidated Balance Sheets.

NOTE 4 – LOANS (continued)

The provision for credit losses is determined by the Company as the amount that is to be added to the ACL accounts to bring the ACL to a level that, in management's judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended March 31,
	2023	2022
	(in thousands)
Provision for credit losses for:
Loans	$75	$105
Unfunded loan commitments	—	N/A
Total	$75	$105

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for credit losses. The credit quality indicators monitored differ depending on the class of loan. The credit quality indicators for commercial real estate and other commercial loans are based on the following ratings:

•
Pass ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.

•
Watch and Special Mention ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.

•
Substandard ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.

•
Doubtful ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is unlikely.

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing or in nonaccrual status. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K, filed with the SEC on March 30, 2023, for additional information on our nonaccrual policy.

NOTE 4 – LOANS (continued)

The following table presents the amortized cost basis of our loans by credit quality indicator and origination year, at March 31, 2023:

	March 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial real estate:
Pass	$2,055	$68,500	$51,027	$42,137	$9,921	$37,656	$69	$-	$211,365
Watch and special mention	-	-	-	-	848	248	-	-	1,096
Substandard	-	165	616	-	296	1,339	-	149	2,565
Total commercial real estate	2,055	68,665	51,643	42,137	11,065	39,243	69	149	215,026
Other commercial loans:
Pass	5,177	16,242	8,101	2,079	366	2,261	8,292	-	42,518
Watch and special mention	-	-	-	-	28	72	-	-	100
Substandard	-	283	329	178	17	156	1,707	-	2,670
Total other commercial loans	5,177	16,525	8,430	2,257	411	2,489	9,999	-	45,288
Total commercial loans	7,232	85,190	60,073	44,394	11,476	41,732	10,068	149	260,314
Residential real estate - first mortgage:
Performing	2,304	14,167	33,038	16,511	3,448	18,625	-	-	88,093
Nonaccrual	-	-	-	-	-	699	-	-	699
Total residential real estate - first mortgage	2,304	14,167	33,038	16,511	3,448	19,324	-	-	88,792
Residential real estate - construction:
Performing	-	725	1,536	-	-	-	-	-	2,261
Nonaccrual	-	-	-	-	-	-	-	-	-
Total residential real estate - construction	-	725	1,536	-	-	-	-	-	2,261
Total residential real estate	2,304	14,892	34,574	16,511	3,448	19,324	-	-	91,053
Consumer - home equity and lines of credit:
Performing	-	72	156	116	182	1,496	15,496	540	18,058
Nonaccrual	-	-	-	-	-	33	-	-	33
Total consumer - home equity and lines of credit	-	72	156	116	182	1,529	15,496	540	18,091
Consumer - other
Performing	-	56	1	10	5	12	-	-	84
Nonaccrual	-	-	-	-	-	-	-	-	-
Total consumer - other	-	56	1	10	5	12	-	-	84
Total consumer	-	128	157	126	187	1,541	15,496	540	18,175
Total loans	$9,536	$100,210	$94,804	$61,031	$15,111	$62,597	$25,564	$689	$369,542

NOTE 4 – LOANS (continued)

A summary of the credit quality indicators, at amortized cost, prior to the adoption of CECL is presented below:

	December 31, 2022
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$206,655	$2,932	$1,271	$210,858
Land development	—	—	—	—
Other	41,569	35	2,104	43,708
Total	$248,224	$2,967	$3,375	$254,566

There were no commercial loans rated Doubtful or Loss as of March 31, 2023 or December 31, 2022.

	December 31, 2022
	Performing	Non-Performing	Total
	(in thousands)
Residential real estate:
First mortgage	$84,730	$714	$85,444
Construction	3,248	—	3,248
Consumer:
Home equity and lines of credit	18,535	55	18,590
Other	99	—	99
Total	$106,612	$769	$107,381

The following table presents gross charge-offs of our loans for each portfolio class, by origination year, that occurred during the three months ended March 31, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for additional information on our charge-off policy.

	March 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	-	4	-	-	-	2	-	-	6
Total consumer	-	4	-	-	-	2	-	-	6
Total current period charge-offs	$-	$4	$-	$-	$-	$2	$-	$-	$6

NOTE 4 – LOANS (continued)

An analysis of past due loans, net of amortized costs, is presented below:

	March 31, 2023
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$215,026	$215,026
Land development	—	—	—	—	—
Other	—	—	—	45,288	45,288
Residential real estate:
First mortgage	207	—	207	88,585	88,792
Construction	—	—	—	2,261	2,261
Consumer:
Home equity and lines of credit	40	—	40	18,051	18,091
Other	—	—	—	84	84
Total	$247	—	$247	$369,295	$369,542

	December 31, 2022
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	1,732	—	1,732	$209,126	$210,858
Land development	—	—	—	—	—
Other	—	—	—	43,708	43,708
Residential real estate:
First mortgage	181	63	244	85,200	85,444
Construction	—	—	—	3,248	3,248
Consumer:
Home equity and lines of credit	72	21	93	18,497	18,590
Other	2	—	2	97	99
Total	$1,987	84	$2,071	$359,876	$361,947

There were no loans 90 days or more past due and accruing interest as of March 31, 2023 or December 31, 2022, respectively.

NOTE 4 – LOANS (continued)

The following table presents the amortized cost of our loans on nonaccrual status as of March 31, 2023 and December 31, 2022. All loans that were 90 days or more past due were on nonaccrual status as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(in thousands)
Commercial:
Real estate	$—	$—
Land development	—	—
Other	—	—
Residential real estate:
First mortgage	699	714
Construction	—	—
Consumer:
Home equity and lines of credit	33	55
Other	—	—
Total nonaccrual loans	$732	$769
Total nonaccrual loans to total loans	0.20%	0.21%
Total nonaccrual loans to total assets	0.13%	0.14%

The Company had $732,000 of loans that were in nonaccrual status as of March 31, 2023, with no related allowance for credit losses. During the three months ended March 31, 2023, there was no interest earned on nonaccrual loans and no accrued interest was reversed on nonaccrual loans.

At March 31, 2023, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operation of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

•
Commercial real estate loans are primarily secured by office and industrial buildings and warehouses.
•
Commercial and industrial loans are primarily secured by accounts receivable, inventory and equipment.
•
One-to-four-family mortgages are primarily secured by first liens on residential real estate.
•
Home equity loans are primarily secured by first and junior loans on residential real estate.

The table below summarizes collateral dependent loans and the related ACL at March 31, 2023 for which the borrower is experiencing financial difficulty:

	Loans	ACL
	(in thousands)
Commercial:
Real estate	2,594	—
Land development	—	—
Other	2,836	—
Residential real estate:
First mortgage	901	—
Construction	—	—
Consumer:
Home equity and lines of credit	33	—
Other	—	—
Total	$6,364	—

NOTE 4 – LOANS (continued)

A summary of the allowance for loan losses for loans evaluated individually and collectively for impairment, at amortized cost, prior to the adoption of CECL is presented below:

	December 31, 2022
	Commercial	Residential	Consumer	Total
	(in thousands)
Loans:
Individually evaluated for impairment	$3,525	$917	$55	$4,497
Collectively evaluated for impairment	251,041	87,775	18,634	357,450
Total loans	$254,566	$88,692	$18,689	$361,947

Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—
Collectively evaluated for impairment	1,944	752	507	3,203
Total allowance for loan losses	$1,944	$752	$507	$3,203

NOTE 4 – LOANS (continued)

Information regarding impaired loans, at amortized cost, prior to the adoption of CECL is presented below:

	As of and for the Year Ended December 31, 2022
	Recorded Investment		Unpaid Principal	Reserve	Average Investment	Interest Recognized
	(in thousands)
Impaired loans with reserve:
Commercial:
Real estate	$—		$—	$—	$—	$—
Land development	—		—	—	—	—
Other	—		—	—	—	—
Residential real estate:
First mortgage	—		—	—	—	—
Construction	—		—	—	—	—
Consumer:
Home equity and lines of credit	—		—	—	—	—
Other	—		—	—	—	—
Total impaired loans with reserve	$—	—	$—	$—	$—	$—

Impaired loans with no reserve:
Commercial:
Real estate	$1,422		$1,470	NA	$3,952	$177
Land development	—		—	NA	—	—
Other	2,103		2,103	NA	1,325	110
Residential real estate:
First mortgage	917		1,138	NA	1,011	55
Construction	—		—	NA	—	—
Consumer:
Home equity and lines of credit	55		60	NA	37	2
Other	—		—	NA	—	—
Total impaired loans with no reserve	4,497		4,771	NA	6,325	344

Total impaired loans	$4,497		$4,771	$—	$6,325	$344

The adoption of ASU 2022-02 eliminated troubled debt restructurings (TDR's) recognition and measurement guidance, as well as all TDR related disclosures. Refer to Note 2 for additional information. TDRs were loan modifications where concessions were granted to borrowers experiencing financial difficulties. The Company did not modify any loans for borrowers that are experiencing financial difficulty and did not have any previous modifications that were made during the past 12 months that experienced a payment default during the three months ended March 31, 2023. At December 31, 2022, the Company had $538,000 of TDR's, of which $183,000 was on nonaccrual. There were no loan modifications that were classified as a TDR during the year ended December 31, 2022. Further, there were no TDR's within the past twelve months for which there was a default during the three months ended March 31, 2022.

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Company’s consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $298.9 million and $304.3 million as of March 31, 2023 and December 31, 2022, respectively.

A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(in thousands)
Mortgage servicing rights beginning balance	$1,860	$2,036
Additions	9	27
Amortization	(46)	(75)
Mortgage servicing rights ending balance	$1,823	$1,988

Fair value at beginning of period	$3,376	$2,477
Fair value at end of period	$3,488	$2,811

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of March 31, 2023, the model used discount rates ranging from 10.1% to 13%, and prepayment speeds ranging from 7.0% to 38.8%, both of which were based on market data from independent organizations. As of March 31, 2022 the model used discount rates ranging from 10% to 13.5%, and prepayment speeds ranging from 9.6% to 35.8%.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the annual periods indicated. The projections of amortization expense are based on existing asset balances as of March 31, 2023. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

Estimated future amortization as of March 31, 2023:	(in thousands)
2023	$147
2024	204
2025	186
2026	167
2027	147
Thereafter	972
Total	$1,823

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	March 31, 2023	December 31, 2022
	(in thousands)
Non-interest bearing checking	$84,613	$92,465
Interest bearing checking	31,978	32,514
Money market	112,161	121,215
Statement savings	55,567	61,969
Certificates of deposit	87,647	79,558
Total	$371,966	$387,721

Certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 totaled $13.8 million and $8.9 million as of March 31, 2023 and December 31, 2022, respectively. The Company did not hold any brokered deposits as of March 31, 2023 or December 31, 2022.

As of March 31, 2023, the scheduled maturities of certificates of deposit for the annual periods are presented below:

(in thousands)
2023	$38,754
2024	28,156
2025	9,304
2026	11,091
2027	280
Thereafter	62
Total	$87,647

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances follows:

	March 31, 2023		December 31, 2022
	Rate	Amount	Rate	Amount
	(dollars in thousands)

Fixed rate, fixed term advance, maturing Feb 2023	—	—	1.62%	6,500
Fixed rate, fixed term advance, maturing April 2023	4.84%	5,000	—	—
Fixed rate, fixed term advance, maturing April 2023	4.92%	5,000	—	—
Fixed rate, fixed term advance, maturing July 2027	2.90%	5,000	2.90%	5,000
Putable advance, maturing July 2029, first option date January 2023	—	—	1.68%	5,000
Putable advance, maturing February 2030, first option date February 2023	—	—	0.98%	5,000
Putable advance, maturing October 2029, first put option date April 2023	2.96%	5,000	2.96%	5,000
Putable advance, maturing January 2028, first option date July 2023	3.34%	2,500	—	—
Putable advance, maturing January 2028, first option date July 2023	3.22%	2,500	—	—
Putable advance, maturing February 2028, first option date August 2023	3.37%	2,500	—	—
Putable advance, maturing February 2028, first option date November 2023	3.82%	5,000	—	—
Putable advance, maturing January 2028, first option date January 2024	3.44%	5,000	—	—
Putable advance, maturing February 2028, first option date February 2024	3.63%	5,000	—	—
Putable advance, maturing March 2028, first option date March 2024	3.47%	5,000	—	—
Putable advance, maturing Mar 2030, first put option date Mar 2025	0.89%	10,000	0.89%	10,000
Putable advance, maturing Mar 2032, first put option date Mar 2027	1.74%	10,000	1.74%	10,000
Advance structured note, payments due monthly, maturing April 2030	1.05%	7,191	1.05%	7,435
Advance structured note, payments due monthly, maturing May 2030	1.19%	7,287	1.19%	7,529
SOFR Floater advance, maturing October 2023	5.07%	5,000	4.54%	5,000
SOFR Floater advance, maturing October 2024	5.12%	5,000	4.59%	5,000
Total		$91,978		$71,464

The scheduled maturities and required principal payments of Federal Home Loan Bank advances are presented below:

	March 31, 2023
	Weighted Average Rate	Amount
	(dollars in thousands)
2023	4.50%	$16,470
2024	3.99%	6,979
2025	1.12%	2,002
2026	1.12%	2,024
2027	2.38%	7,047
Thereafter	2.49%	57,456
Total	2.90%	$91,978

Actual maturities may differ from scheduled maturities due to call options on various FHLB advances.

The Company maintains a master contract agreement with the FHLB, which provides for borrowing up to the lesser of 22.22 times the value of the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the Secured Overnight Financing Rate ("SOFR"), federal funds or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company has pledged qualifying real estate and commercial and industrial loans with collateral values of approximately $164.1 million at March 31, 2023 and $172.4 million at December 31, 2022. FHLB advances were also secured by approximately $4.8 million and $3.4 million of FHLB stock held by the Company as of March 31, 2023 and December 31, 2022, respectively. The Company’s available and unused portion of this borrowing agreement totaled $71.2 million and $100.0 million as of March 31, 2023 and December 31, 2022, respectively. Additional borrowing would require additional stock purchase.

Additionally, at March 31, 2023 we had a $15.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at March 31, 2023. The Company also had an $8.8 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.8 million at March 31, 2023. The Company had not drawn on the Federal Reserve line as of March 31, 2023. We also have the ability to participate in the Federal Reserve's new Bank Term Funding Program as needed.

NOTE 8 – INCOME TAXES

Income tax (benefit) was ($151,000) and ($60,000) for the three months ended March 31, 2023 and 2022, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of March 31, 2023, and December 31, 2022, the deferred tax valuation allowance was $934,000, reducing our net deferred tax asset to $8.1 million and $8.3 million at each respective date.

The board and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at March 31, 2023.

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

ASU 2016-13 requires that we establish an allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments, that meet certain requirements. The allowance for credit losses for off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, also taking into consideration management’s assumption of the likelihood that funding will occur. The allowance for credit losses for off-balance sheet credit exposures is included in other liabilities on the Company’s Consolidated Balance Sheets. Additional provisions for expected losses occur through a charge to the provision for credit losses. The adoption of the ASU 2016-13 resulted in the establishment of a $665,000 allowance for credit losses for unfunded loan commitments, based on $41.1 million in outstanding loan commitments that are expected to fund. At March 31, 2023, the allowance for credit losses for unfunded commitments was $665,000 and there were $36.9 million in outstanding commitments to extend credit were expected to fund.

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	March 31, 2023
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$4,191	$74,490	$78,681
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	904	—	904
Commitments to sell loans	853	—	853
Overdraft protection program commitments	3,845	—	3,845

	December 31, 2022
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$3,391	$80,631	$84,022
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	894	—	894
Commitments to sell loans	1,292	—	1,292
Overdraft protection program commitments	3,881	—	3,881

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

The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $431,000 of commitments to deliver loans through the Program as of March 31, 2023. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of March 31, 2023, and December 31, 2022, the Company had no liability outstanding related to the Program.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN

The Company established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees, in conjunction with the reorganization. Eligible employees become 20% vested in their accounts after 1 year of service, 40% vested after 2 years of service, 60% vested after 3 years of service, 80% vested after 4 years of service, and 100% vested after 5 or more years of service, or earlier, upon death, disability or attainment of normal retirement age.

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

As part of the mutual-to-stock conversion and stock offering completed on July 14, 2021, the ESOP refinanced the aforementioned loan with New 1895 Bancorp, enabling the ESOP to purchase an aggregate of 283,360 additional shares of common stock. The ESOP completed the purchase of all the additional 283,360 shares at an average price of $10.90 in the second quarter of 2022.

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $47,000 and $51,000 in compensation expense for the three months ended March 31, 2023 and March 31, 2022, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Shares committed to be released	4,864	19,730
Total allocated shares	55,900	36,170
Total unallocated shares	448,928	453,792
Total ESOP shares	509,692	509,692
Fair value of unallocated shares (based on $8.04 and $10.00 share price as of March 31, 2023 and December 31, 2022, respectively)	$3,609	$4,538

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	March 31, 2023	December 31, 2022
	(in thousands)
Beginning balance	$1,015	$932
Adjustments due to changes in directors, executive officers, and/or principal stockholders	—	—
New loans	—	169
Repayments	(14)	(86)
Ending balance	$1,001	$1,015

Deposits from directors, executive officers, and their affiliates totaled $670,000 and $583,000 at March 31, 2023 and December 31, 2022, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were immaterial for the three months ended March 31, 2023 and 2022, respectively.

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

Some assets and liabilities, such as securities available-for-sale, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as collateral dependent loans, may be measured at fair value on a nonrecurring basis.

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

Collateral dependent loans – The Company does not record loans at fair value on a recurring basis. However, individually evaluated loans are reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Independent appraisals are obtained to determine the fair values of underlying collateral, and generally utilize one or more valuation methodologies, which typically include comparable sales and income approaches. Management routinely evaluates the fair value measurements of independent appraisers and adjusts those valuations based on differences noted between actual selling prices of collateral and the most recently appraised value. Such adjustments are usually significant, which results in a Level 3 classification.

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

		Recurring Fair Value Measurements Using
	March 31, 2023	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$3,170	$3,170	$—	$—
Securities available-for-sale:
U.S. Treasury notes	27,116	—	27,116	—
Obligations of states and political subdivisions	18,066	—	18,066	—
Government-sponsored mortgage-backed securities	62,875	—	62,875	—
Asset-backed securities	4,149	—	4,149	—
Certificates of deposit	1,208	—	1,208	—
Total	$116,584	$3,170	$113,414	$—

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

		Recurring Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,924	$2,924	$—	$—
Securities available-for-sale:
U.S. Treasury notes	26,627	—	26,627	—
Obligations of states and political subdivisions	17,656	—	17,656	—
Government-sponsored mortgage-backed securities	64,267	—	64,267	—
Asset-backed securities	4,517	—	4,517	—
Certificates of deposit	1,425	—	1,425	—
Total	$117,416	$2,924	$114,492	$—

Individually evaluated collateral dependent loans are measured at fair value on a non-recurring basis. There were no individually evaluated collateral dependent loans with a specific valuation allowance as of March 31, 2023 and December 31, 2022.

Mortgage servicing rights are measured at fair value on a non-recurring basis. There was no impairment on mortgage servicing rights as of March 31, 2023 and December 31, 2022.

The carrying values and estimated fair values of financial instruments are presented below:

	March 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$29,015	$29,015	$—	$—
Available-for-sale securities	113,414	—	113,414	—
Marketable equity securities	3,170	3,170	—	—
Loans, net	366,702	—	—	345,540
Rate lock commitments	5	—	—	5
Accrued interest receivable	1,246	1,246	—	—
Federal Home Loan Bank Stock	4,811	—	—	4,811
Cash value of life insurance	14,424	—	—	14,424
Financial liabilities:
Deposits	371,966	284,319	—	87,036
Advance payments by borrowers for taxes and insurance	3,986	3,986	—	—
Federal Home Loan Bank advances	91,978	—	—	87,072
Accrued interest payable	490	490	—	—

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$28,344	$28,344	$—	$—
Available-for-sale securities	114,492	—	114,492	—
Marketable equity securities	2,924	2,924	—	—
Loans held for sale	125	—	125	—
Loans, net	359,574	—	—	335,987
Rate lock commitments	6	—	—	6
Accrued interest receivable	1,257	1,257	—	—
Federal Home Loan Bank Stock	3,429	—	—	3,429
Cash value of life insurance	14,316	—	—	14,316
Financial liabilities:
Deposits	387,721	308,162	—	78,418
Advance payments by borrowers for taxes and insurance	1,029	1,029	—	—
Federal Home Loan Bank advances	71,464	—	—	69,633
Accrued interest payable	291	291	—	—

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

NOTE 13 – EQUITY AND REGULATORY MATTERS

PyraMax Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items, as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about their components, risk weightings and other factors. The Company is exempt from consolidated capital requirements as those requirements do not apply to certain small bank holding companies with consolidated assets under $3 billion.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The Bank met all applicable capital adequacy requirements as of March 31, 2023 and December 31, 2022.

As of March 31, 2023, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since March 31, 2023 that management believes have changed the capital category of the Bank.

The Bank’s actual and required capital amounts and ratios are presented below:

	March 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$64,703	11.8%	$21,994	4.0%	$27,492	5.0%

Risk-based:
Common Equity Tier 1	64,703	16.3%	17,896	4.5%	25,849	6.5%
Tier 1	64,703	16.3%	23,861	6.0%	31,815	8.0%
Total	69,061	17.4%	31,815	8.0%	39,768	10.0%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$65,497	11.9%	$22,086	4.0%	$27,608	5.0%

Risk-based:
Common Equity Tier 1	65,497	16.6%	17,711	4.5%	25,583	6.5%
Tier 1	65,497	16.6%	23,615	6.0%	31,486	8.0%
Total	68,700	17.5%	31,486	8.0%	39,358	10.0%

On July 29, 2022, the Company adopted a stock repurchase program. Under the repurchase program, the Company may repurchase up to 5% of the current outstanding shares. On August 26, 2022, the Company received a non-objection letter from the Federal Reserve Bank of Chicago ("FRB") to repurchase 319,766 shares, which represented 5% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on September 1, 2022 and as of March 31, 2023, the Company had repurchased 309,821 shares for a total purchase price of $3.3 million.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations. For the three months ended March 31, 2023, 131,093 average shares were excluded from the computation of diluted EPS because the effect would be antidilutive. For the three months ended March 31, 2022, 189,715 average shares were excluded from the computation of diluted EPS because the effect would be antidilutive.

Earnings (loss) per common share for the three months ended March 31, 2023 and 2022 are presented in the following table.

	Three months ended March 31,
	2023	2022
	(In thousands, except per share amounts)

Net (loss)	$(361)	$(55)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	5,986,822	6,275,850
Less: Weighted average unallocated ESOP shares	451,333	401,886

Weighted average shares outstanding for basic EPS	5,535,489	5,873,964
Additional dilutive shares(1)	—	—

Weighted average shares outstanding for dilutive EPS	5,535,489	5,873,964

Basic (loss) per share	$(0.07)	$(0.01)
Diluted (loss) per share(1)	$(0.07)	$(0.01)

(1) For the three months ended March 31, 2023 and March 31, 2022, the effect of stock options was anti-dilutive and therefore no dilutive shares are included in the weighted average shares outstanding or diluted loss calculations.

NOTE 15 – STOCK BASED COMPENSATION

Stock-Based Compensation Plans

On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 stock options and 95,387 restricted shares were approved for award. As of March 31, 2023, no shares of common stock remained available for grant as stock options, restricted stock or restricted stock units under the 2020 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

On August 26, 2022, the Company’s shareholders approved the 1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”). A total of 354,200 stock options and 141,680 restricted shares were approved for award. As of March 31, 2023, 14,745 shares of common stock remain available for grant as stock options and 11,298 shares remain available for grant as restricted stock or stock units under the 2022 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted during the three months ended March 31, 2023 and March 31, 2022, respectively:

	For the Three Months Ended
	March 31, 2023	March 31, 2022

Dividend yield	0.00%	N/A (1)
Risk-free interest rate	3.59%	N/A (1)
Expected volatility	24.64%	N/A (1)
Weighted average expected life (years)	6.50	N/A (1)
Weighted average per share value of options	$3.37	N/A (1)

(1) There were no stock options granted during the three months ended March 31, 2022.

NOTE 15 – STOCK BASED COMPENSATION (continued)

A summary of the Company’s stock option activity for the three months ended March 31, 2023 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2022	656,130	$8.27	8.69	$1,122,214
Granted	3,000	9.94	6.50	—
Exercised	—	—	N/A	N/A
Forfeited	—	—	N/A	N/A
Outstanding March 31, 2023	659,130	8.27	8.45	661,227
Options exercisable at March 31, 2023	135,983	6.17	7.14	302,158

The following table summarizes information about the Company’s nonvested stock option activity for the three months ended March 31, 2023:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	543,306	$2.82
Granted	3,000	3.37
Vested(1)	(23,159)	1.61
Forfeited	—	—
Nonvested at March 31, 2023	523,147	$2.87

(1)
Includes 2,106 shares vested under a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $84,000 and $23,000 in stock option expense during the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, the Company had $1.3 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 4.2 years.

The following table summarizes information about the Company’s restricted stock activity for the three months ended March 31, 2023:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	211,349	$8.71
Granted	—	—
Vested(1)(2)	(9,286)	6.56
Forfeited	—	—
Nonvested at March 31, 2023	202,063	$8.81

(1)
Includes 263 shares vested under a restricted stock inducement award to the Company’s President and Chief Executive Officer.
(2)
Includes 1,335 shares surrendered by employees to cover payroll tax costs related to the vested shares.

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $104,000 and $36,000 in restricted stock expense during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the Company had $1.6 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 4.1 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2023 and for the three months ended March 31, 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
•
changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
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
our ability to retain key employees;
•
changes in consumer spending, borrowing and savings habits;
•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board, including the effects of our adoption of the Current Expected Credit Loss ("CECL") accounting standard, which we implemented on January 1, 2023;
•
our compensation expense associated with equity allocated or awarded to our employees;
•
changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K (fiscal year ended December 31, 2022) filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023, and in this Quarterly Report on Form 10-Q. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events. Accordingly, you should not place undue reliance on forward-looking statements.

Critical Accounting Policies

As a result of the complex and dynamic nature of the Company’s business, management must exercise judgment in selecting and applying the most appropriate accounting policies for its various areas of operations. The policy decision process not only ensures compliance with the current accounting principles generally accepted in the United States of America (“GAAP”), but also reflects management’s discretion with regard to choosing the most suitable methodology for reporting the Company’s financial performance. It is management’s opinion that the accounting estimates covering certain aspects of the business have more significance than others due to the relative importance of those areas to overall performance, or the level of subjectivity in the selection process. These estimates affect the reported amounts of assets and liabilities as well as disclosures of revenues and expenses during the reporting period. Actual results could meaningfully differ from these estimates. Management believes that the critical accounting estimates include the allowance for credit losses, determination of fair value for financial instruments, and valuation of deferred income taxes.

A summary of the accounting policies used by management is disclosed in Note 1, “Summary of Significant Accounting Policies” in the Company's most recent Form 10-K (fiscal year ended December 31, 2022) filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.

On January 1, 2023 we adopted ASU 2016-13, Financial Instruments - Credit Losses. This guidance replaced the incurred loss methodology, which was used to calculate the allowance for loan losses as described in the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K, with an expected lifetime loss methodology, as described in Note 2 to the Consolidated Financial Statements.

During 2023, we did not substantively change any material aspect of our overall methodologies and processes used in developing the remaining critical accounting estimates from those described in the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K, other than those related to the adoption of ASU 2016-13.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets. Total assets increased $8.6 million, or 1.6%, to $551.6 million at March 31, 2023 from $543.0 million at December 31, 2022. This increase was primarily due to a $7.9 million net increase in loans.

Cash and Cash Equivalents. Cash and cash equivalents increased $0.7 million, or 2.5%, to $29.0 million at March 31, 2023 from $28.3 million at December 31, 2022. This increase was primarily due to $64.5 million of additional FHLB advances, $3.3 million from maturities, payments and calls of available-for-sale securities, a $3.0 million net increase in advance payments by borrowers for taxes and insurance and $2.5 million from the sale of mortgage loans held for sale. These increases were partially offset by $44.0 million in principal payments on FHLB advances, a $15.7 million decrease in deposits, a $7.6 million net increase in loans and $2.3 million in originations of loans held for sale.

Available-for-Sale Securities. Available-for-sale securities decreased $1.1 million, or 1.0%, to $113.4 million at March 31, 2023, from $114.5 million at December 31, 2022. This decrease was primarily due to maturities, payments and calls of securities totaling $3.3 million, partially offset by a $2.2 million reduction in the net unrealized losses on securities held within the portfolio. The net unrealized loss was $13.5 million at March 31, 2023.

Loans Held for Sale. Loans held for sale decreased $125,000, to zero at March 31, 2023. This decrease was due primarily to a decrease in the volume of first mortgage residential real estate loan originations sold into the secondary market as a result of the changing interest rate environment and lower inventory of housing available in our market. Mortgage loan originations and sales were $2.3 million and $2.5 million, respectively, during the first three months of 2023 compared to $6.5 million and $6.8 million, respectively, for the same period in 2022.

Loans. Loans held for investment, net of deferred costs, increased $7.6 million, or 2.1%, to $370.4 million at March 31, 2023, from $362.8 million at December 31, 2022. The majority of this growth was in commercial real estate loans which increased $4.1 million during the first quarter to $215.0 million. Also contributing to this growth was an increase in non-real estate commercial loans which grew $1.6 million during this period to $45.3 million. The growth in these types of loans is consistent with the Company’s long-term loan strategy to increase the level of commercial and commercial real estate loans within our portfolio. First mortgage residential real estate loans also increased $3.4 million during the first quarter of 2023 to $88.8 million.

Allowance for Credit Losses. On January 1, 2023, the Company adopted ASU 2016-13 which replaced the incurred loss methodology, which was previously used to calculate the allowance for loan losses, with an expected lifetime loss methodology ("CECL"), as described in Note 2 to the Consolidated Financial Statements. The adoption of ASU 2016-13 resulted in an initial increase of $412,000 to the allowance for credit losses for loans ("ACL for loans") and the establishment of a $665,000 allowance for credit losses for unfunded loan commitments ("ACL for unfunded loan commitments"). The ACL for loans is included as a separate line item on the Company's Consolidated Balance Sheets and the ACL for unfunded loan commitments is included in other liabilities. The total allowance for credit losses was $4.4 million at March 31, 2023.

The ACL for loans was $3.7 million, or 1.00%, of loans, net of deferred costs, at March 31, 2023 compared to an allowance for loan losses of $3.2 million, or 0.88% of loans, net of deferred costs, at December 31, 2022. The increase in the ACL for loans was primarily the result of the $412,000 increase related to the adoption of ASU 2016-13 and a $75,000 provision for credit losses for loans. The ACL for unfunded loan commitments was $665,000 at March 31, 2023. Nonaccrual loans represented 0.20% of total loans at March 31, 2023, compared to 0.21% of total loans at December 31, 2022. Net recoveries for the three months ended March 31, 2023 were $3,000 compared to net recoveries of $54,000 for the three months ended March 31, 2022.

FHLB Stock. FHLB stock increased $1.4 million, or 41.2%, from $3.4 million at December 31, 2022 to $4.8 million at March 31, 2023. This increase was primarily due to the net increase in FHLB advances and the requirement of FHLB to hold additional stock as a result of the increased advances.

Deposits. Deposits decreased $15.7 million, or 4.0%, to $372.0 million at March 31, 2023, from $387.7 million at December 31, 2022. This decrease was primarily due to a $9.1 million decrease in money market accounts, a $7.9 million decrease in noninterest bearing checking accounts and a $6.4 million decrease in savings accounts. These decreases were partially offset by an $8.1 million increase in certificates of deposit. The decrease in deposits was partially due to customers who transferred some or all of their deposits to higher rate investment alternatives, including treasury securities and higher rate deposit accounts at other financial institutions. Based on the relatively higher rates of interest being offered by other financial institutions in our market and the higher cost of other funding alternatives, the Company determined that it was more cost effective to replace a portion of these deposits, many of which were with customers that had no other banking relationships with the Company, with FHLB advances. The Company continues to build upon its banking relationships with its core customers, including deposits, and in attracting new relationships. The decrease in deposits was also partially due to the use of deposit funds by our commercial customers who utilized their noninterest and lower rate deposit balances to fund their operations, as their borrowing cost has increased during the current interest rate environment. As market rates have increased, we have also seen a shift in our deposit mix from noninterest bearing checking accounts and lower interest NOW and savings accounts into money market accounts and certificates of deposits.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $3.0 million to $4.0 million at March 31, 2023 from $1.0 million at December 31, 2022. The increase was due to normal seasonal activity.

FHLB Advances. FHLB advances, increased $20.5 million, or 28.7%, to $92.0 million at March 31, 2023, from $71.5 million at December 31, 2022. The increase in FHLB advances was primarily used to partially fund outgoing cash flows from the decrease in deposits and the increase in net loans.

Total Stockholders’ Equity. Total stockholders’ equity increased $0.5 million to $75.9 million at March 31, 2023, from $75.4 million at December 31, 2022. The increase was primarily due to a $2.2 million decrease in net unrealized losses on available-for-sale securities, which net of taxes, resulted in a $1.6 million increase in stockholders’ equity. The increase in net unrealized losses on available-for-sale securities was the result of changes in market interest rates. This increase was partially offset by a $1.1 million decrease in retained earnings. The decrease in retained earnings was primarily the result of a net loss of $361,000 for the first quarter of 2023 and the adoption of ASU 2016-13 on January 1, 2023, which had a $783,000 negative impact on retained earnings. The Company also purchased 12,903 shares of its common stock during the first quarter of 2023 under its stock repurchase plan which resulted in a $129,000 reduction in stockholders' equity.

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

	Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$364,331	$3,826	4.26%	$329,775	$3,290	4.05%
Securities available-for-sale	113,864	602	2.15%	133,975	548	1.66%
Other interest-earning assets	19,619	284	5.87%	40,690	48	0.48%
Total interest-earning assets	497,814	4,712	3.84%	504,440	3,886	3.12%
Non-interest-earning assets	36,969			33,622
Total assets	$534,783			$538,062
Interest-earning liabilities:
NOW accounts	$31,429	$52	0.67%	$36,494	$8	0.08%
Money market accounts	115,328	542	1.91%	96,711	71	0.30%
Savings accounts	58,805	7	0.05%	66,407	8	0.05%
Certificates of deposit	82,878	381	1.86%	80,986	82	0.41%
Total interest-bearing deposits	288,440	982	1.38%	280,598	169	0.24%
Federal Home Loan Bank advances	80,028	493	2.50%	54,784	170	1.25%
Other interest-bearing liabilities	3,946	2	0.22%	3,875	2	0.24%
Total interest-bearing liabilities	372,414	1,477	1.61%	339,257	341	0.41%
Non-interest-bearing deposits	82,531			105,970
Other non-interest-bearing liabilities	6,482			6,454
Total liabilities	461,427			451,681
Total stockholders’ equity	73,356			86,381
Total liabilities and stockholders’ equity	$534,783			$538,062
Net interest income		$3,235			$3,545
Net interest-earning assets	$125,400			$165,183
Interest rate spread(2)			2.23%			2.71%
Net interest margin(3)			2.64%			2.85%
Average interest-earning assets to average interest-bearing liabilities	133.67%			148.69%

(1)
Includes loan (expense) fees of ($19,000) and $105,000 for the three months ended March 31, 2023 and 2022, respectively.
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

	Three Months Ended March 31, 2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$357	$179	$536
Securities	(57)	111	54
Other	(11)	247	236
Total interest-earning assets	289	537	826
Interest-bearing liabilities:
NOW	1	(45)	(44)
Money market deposits	(16)	(455)	(471)
Savings	1	—	1
Certificates of deposit	(2)	(297)	(299)
Total interest-bearing deposits	(16)	(797)	(813)
Borrowings	(102)	(221)	(323)
Other	—	—	—
Total interest-bearing liabilities	(118)	(1,018)	(1,136)
Change in net interest income	$171	$(481)	$(310)

Comparison of Operating Results for the Three Months Ended March 31, 2023 and 2022

Net Income (Loss). We recorded a net loss of $361,000 for the three months ended March 31, 2023, compared to a net loss of $55,000 for the three months ended March 31, 2022. The increased loss was primarily due to a $280,000 decrease in net interest income after provision for credit losses and a $496,000 increase in noninterest expense, partially offset by a $379,000 increase in noninterest income and a $91,000 increase in income tax benefit.

Interest and Dividend Income. Interest and dividend income increased $826,000, or 21.2%, to $4.7 million for the three months ended March 31, 2023, from $3.9 million for the three months ended March 31, 2022. The increase was due primarily to a $536,000 increase in interest and fees on loans, a $236,000 increase in interest on other interest earning assets and a $54,000 increase in interest earned on taxable securities. The increase in interest and fees earned on loans was primarily due to a $34.5 million increase in the average amount of loans outstanding, from $329.8 million in the first quarter of 2022 to $364.3 million in the first quarter of 2023, and a 21 basis point increase in the yield earned on loans, from 4.05% for the first quarter of 2022 to 4.26% in the first quarter of 2023. The increase in the yield earned on loans during the first quarter of 2023 was primarily due to increases in market rates. The increase in loans was consistent with the Company's strategy to grow the loan portfolio. The increase in interest earned on other interest earning assets, the majority of which is comprised of fed funds sold and FHLB stock, was primarily due to a 539 basis point increase in yield, from 0.48% for the first quarter of 2022 to 5.87% in the first quarter of 2023, partially offset by a $21.1 million decrease in the average balance outstanding, from $40.7 million in the first quarter of 2022 to $19.6 million in the first quarter of 2023. The increase in interest on taxable securities was primarily due to a 49 basis point increase in the yield, from 1.66% for the first quarter of 2022 to 2.15% in the first quarter of 2023. This increase was partially offset by a $20.1 million decrease in the average amount of securities outstanding, from $134.0 million in the first quarter of 2022 to $113.9 million in the first quarter of 2023.

Interest Expense. Interest expense increased $1.1 million, or 322.6%, to $1.5 million for the three months ended March 31, 2023, from $341,000 for the three months ended March 31, 2022. This increase was primarily due to an $813,000 increase in interest expense on deposits and a $323,000 increase in interest expense on FHLB advances. The increase in interest expense on deposits was primarily due to a 114 basis point increase in the average rate paid on deposits and a $7.8 million increase in average deposits outstanding from the first quarter of 2022 to the first quarter of 2023. The increase in interest expense on deposits was primarily due to the increase in market rates of interest and also a shift in our deposit mix. As market rates increased, many of our deposit customers transferred funds from noninterest bearing checking accounts and low interest NOW and savings accounts into higher rate products, including money market accounts and certificates of deposit. The average balance of noninterest bearing checking accounts decreased $23.4 million, or 22.1%, while NOW and savings accounts decreased $5.1 million, or 13.9%, and $7.6 million, or 11.4%, respectively, from the first quarter of 2022 to the first quarter of 2023. During the same period, the average balance of money market accounts and certificates of deposits increased $18.6 million, or 19.2%, and $1.9 million, or 2.3%, respectively. Interest expense on money market accounts increased $471,000, or 663.4%, from the first quarter of 2022 to the first quarter of 2023 as a result of the increase in average balances outstanding and also a 161 basis point increase in the average rate paid on these accounts. Interest expense on certificates of deposit increased $299,000, or 364.6%, from the first quarter of 2022 to the first quarter of 2023 as a result of the increase in average balances outstanding and also a 145 basis point increase in the average rate paid on these accounts.

Interest expense on FHLB advances increased $323,000, or 190.0%, from $170,000 for the first quarter of 2022 to $493,000 for the first quarter of 2023. This increase was primarily due to a 125 basis point increase in the average rate paid on the advances from 1.25% in the first quarter of 2022 to 2.50% in the first quarter of 2023 and a $25.2 million, or 46.0%, increase in the average balance outstanding, from $54.8 million in the first quarter of 2022 to $80.0 million in the first quarter of 2023. The increase in the average rate paid on FHLB advances was primarily due to the changes in market interest rates.

Net Interest Income. Net interest income decreased $310,000, or 8.9%, to $3.2 million for the three months ended March 31, 2023, from $3.5 million for the three months ended March 31, 2022. This decrease was primarily due to a $1.1 million increase in interest expense partially offset by an $826,000 increase in interest and dividend income. Our net interest rate spread decreased 48 basis points to 2.23% for the three months ended March 31, 2023, from 2.71% for the three months ended March 31, 2022. Our net interest margin decreased 21 basis points to 2.64%, from 2.85% over the same period.

Provision for Credit Losses. The provision for credit losses was $75,000 for the three months ended March 31, 2023, compared to a $105,000 provision for the three months ended March 31, 2022.

Noninterest Income. Noninterest income increased $379,000, or 96.9%, to $770,000 for the three months ended March 31, 2023, from $391,000 for the three months ended March 31, 2022. The increase was primarily the result of a $430,000 increase in income associated with changes in the market value of equity securities, partially offset by a $40,000 decrease in net gain on sale of loans. The increase in the market value of marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the $430,000 change in the market of equity securities in noninterest expense. The decrease in the net gain on sale of loans was primarily due to the decrease in the sale of mortgage loans held for sale, which decreased $4.3 million, from $6.8 million in the first quarter of 2022 to $2.5 million in the first quarter of 2023. This decrease was primarily the result of the changing interest rate environment and lower inventory of housing available in our market.

Noninterest Expense. Noninterest expense increased $496,000, or 12.7%, to $4.4 million for the three months ended March 31, 2023 from $3.9 million for the three months ended March 31, 2022. This increase was primarily due to a $628,000 increase in salaries and benefits expense, partially offset by $185,000 decrease in other noninterest expenses. The increase in salaries and benefits expense was primarily due to a $430,000 increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in noninterest income. Also contributing to the increase in salaries and benefits expense was a $129,000 increase stock option expense, which was primarily related to the issuance of stock options and awards under the 2022 Equity Incentive Plan. The decrease in other noninterest expenses was primarily due to a $117,000 decrease in professional and consulting fees, which includes accounting, tax and attorney services. The Company has taken various actions to reduce noninterest expense and the decrease in professional and consulting fees is partially due to these actions. In addition, the Company has taken various steps to reduce salaries and benefits expenses. These actions include evaluating all open positions prior to rehiring and also a reduction-in-force implemented in April 2023. As a result of these actions, the number of of full-time equivalent employees has been reduced by 15 since March 2022. The costs associated with these actions will partially offset their expected benefits during 2023.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $151,000 for the three months ended March 31, 2023, compared to an income tax benefit of $60,000 for the three months ended March 31, 2022. The increase in income tax benefit was primarily due to an increase in the loss before taxes during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

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

The table below sets forth, as of March 31, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$17,790	29.02%
+300	16,795	21.81%
+200	15,792	14.53%
+100	14,794	7.29%
Level	13,788	—%
-100	13,173	(4.47)%
-200	12,495	(9.38)%
-300	11,938	(13.42)%
-400	11,090	(19.57)%

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

The table below sets forth, as of March 31, 2023, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+400	$81,970	$3,717	4.75%
+300	81,085	2,832	3.62%
+200	80,217	1,964	2.51%
+100	79,317	1,064	1.36%
Level	78,253	—	—
-100	78,054	(199)	(0.25)%
-200	76,900	(1,353)	(1.73)%
-300	72,805	(5,448)	(6.96)%
-400	69,353	(8,900)	(11.37)%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at March 31, 2023, in the event of a 100-basis point increase in interest rates, we would have experienced a 1.35% increase in our EVE and in the event of a 100-basis point decrease in interest rates, we would have experienced a 0.25% decrease in our EVE. In the event of a 200-basis point increase in interest rates at March 31, 2023, we would have experienced a 2.50% increase in our EVE and in the event of a 200-basis point decrease in interest rates, we would have experienced a 1.72% decrease in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, FHLB advances, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. At March 31, 2023, we had $92.0 million outstanding in advances from the FHLB. At March 31, 2023, we had $71.2 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago, based on the level of qualifying real estate loans currently pledged to the FHLB. Additionally, at March 31, 2023, we had a $15.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at March 31, 2023. The Company also had an $8.8 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.8 million at March 31, 2023. The Company had not drawn on the Federal Reserve line as of March 31, 2023. We also have the ability to participate in the Federal Reserve's new Bank Term Funding Program as needed.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.1 million for the three months ended March 31, 2023, as compared to

$418,000 for the three months ended March 31, 2022. Net cash used in investing activities was $5.8 million for the three months ended March 31, 2023, as compared to $27.6 million for the three months ended March 31, 2022. Net cash used in investment activities during the first quarter of 2023 consisted primarily of a $7.6 million net increase in loans and a $1.4 million increase in FHLB stock, partially offset by $3.3 million from maturities, calls and payments on available-for-sale securities. Net cash used in investment activities during the first quarter of 2022 consisted primarily of the purchase of $31.2 million of available-for-sale securities, partially offset by $3.7 million from maturities, calls and payments on available-for-sale securities. Net cash provided by financing activities was $7.6 million for the three months ended March 31, 2023, as compared to $11.8 million for the three months ended March 31, 2022. Net cash provided by financing activities for the first quarter of 2023 primarily resulted from borrowings of $64.5 million of FHLB advances and a $3.0 million increase in advance payments by borrowers for taxes and insurance, partially offset by $44.0 million in principal payments on FHLB advances and a $15.8 million decrease in deposits. Net cash provided by financing activities for the first quarter of 2022 primarily resulted from borrowings of $10.0 million of FHLB advances, a $6.5 million increase in deposits and a $2.9 million increase in advance payments by borrowers for taxes and insurance, partially offset by $7.0 million in principal payments on FHLB advances.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

Capital

At March 31, 2023, PyraMax Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $64.7 million, or 11.8% of adjusted total assets, which is above the well-capitalized required level of $27.5 million, or 5.0%. The Bank had total risk-based capital of $69.1 million, or 17.4% of risk-weighted assets, which is above the well-capitalized required level of $39.8 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our potential future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process as the loans we make. For additional information, see Note 9 of the Notes to Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2023. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Except for changes in controls relating to the adoption of the CECL accounting standard, there were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in the Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A “Risk Factors” disclosed in the Company’s December 31, 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Further, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risk factors set forth below also identify important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Recent banking industry events may adversely affect our business and the market price of our common stock.

Recent developments and events in the financial services industry, including the failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the voluntary liquidation of Silvergate Bank, have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These recent events and developments have, and could continue to, adversely impact the market price and volatility of our common stock. These recent events may also result in changes to laws or regulations governing banks and bank holding companies, increased regulatory scrutiny, or the imposition of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

The premiums of the FDIC’s deposit insurance program are expected to increase, and banking regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

A failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, the fair value of U.S. Treasury notes and government-sponsored mortgage-backed securities held in our securities portfolio totaled $27.1 million and $62.9 million, respectively. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the three months ended March 31, 2023.

Period	Total Number of Shares (or Units) Purchases (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2023	6,639	10.03	6,639	16,209
February 1 to February 28, 2023	6,264	9.96	6,264	9,945
March 1 to March 31, 2023	—	—	—	9,945

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
101.0

The following materials for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104.0	The cover page of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (contained in Exhibit 101.0) *

_____________

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: May 12, 2023	/s/ David R. Ball
David R. Ball
President and Chief Executive Officer

Date: May 12, 2023	/s/ Steven T. Klitzing
Steven T. Klitzing
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)