Form 10-Q
period 2023-06-30
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2023-08-10
CIK 1847360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

6,155,077 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of July 31, 2023.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$18,782	$26,029
Fed funds sold	4,013	2,315
Cash and cash equivalents	22,795	28,344

Marketable equity securities, stated at fair value	3,416	2,924
Available-for-sale securities, stated at fair value	107,631	114,492
Loans held for sale	—	125
Loans, net of deferred costs	384,159	362,777
Allowance for credit losses for loans	(3,643)	(3,203)
Total loans, net of deferred loan costs and allowance for credit losses	380,516	359,574
Premises and equipment, net	5,308	5,451
Mortgage servicing rights, net	1,777	1,860
Federal Home Loan Bank (FHLB) stock, at cost	4,870	3,429
Accrued interest receivable	1,266	1,257
Cash value of life insurance	13,813	14,316
Other assets	11,983	11,244
TOTAL ASSETS	$553,375	$543,016
Liabilities and Stockholders’ Equity
Deposits	$371,190	$387,721
Advance payments by borrowers for taxes and insurance	8,141	1,029
FHLB advances	91,488	71,464
Accrued interest payable	698	291
Other liabilities	7,732	7,149
TOTAL LIABILITIES	479,249	467,654
Preferred stock, $0.01 par value, 10,000,000 shares authorized at June 30, 2023 and December 31, 2022	—	—
Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at June 30, 2023 and December 31, 2022; Issued – 6,187,587 at June 30, 2023 and 6,236,168 at December 31, 2022 (includes 172,833 and 211,349 unvested shares, respectively); Outstanding – 6,158,069 at June 30, 2023 and 6,206,105 at December 31, 2022 (includes 172,833 and 211,349 unvested shares, respectively)	62	62
Additional paid-in capital	49,964	49,931
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 444,010 and 453,792 shares at June 30, 2023 and December 31, 2022, respectively	(4,214)	(4,307)
Less treasury stock at cost, 29,518 shares at June 30, 2023 and 30,063 shares at December 31, 2022	(295)	(301)
Retained earnings	39,816	41,468
Accumulated other comprehensive (loss) income, net of income taxes	(11,207)	(11,491)
Total stockholders’ equity	74,126	75,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$553,375	$543,016

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$4,238	$3,009	$8,064	$6,299
Securities, taxable	588	566	1,191	1,114
Other	191	92	476	139
Total interest and dividend income	5,017	3,667	9,731	7,552
Interest expense:
Interest-bearing deposits	1,296	187	2,278	356
Borrowed funds	654	181	1,148	350
Other interest-bearing funds	1	2	3	4
Total interest expense	1,951	370	3,429	710
Net interest income	3,066	3,297	6,302	6,842
Provision for credit losses	75	105	150	210
Net interest income after provision for credit losses	2,991	3,192	6,152	6,632
Noninterest income:
Service charges and other fees	239	257	464	493
Loan servicing, net	157	171	330	348
Net gain on sale of loans	30	106	68	184
Increase in cash surrender value of insurance	110	105	217	209
Unrealized gain (loss) on marketable equity securities	225	(522)	444	(733)
Other	159	1	165	7
Total noninterest income	920	118	1,688	508
Noninterest expense:
Salaries and employee benefits	3,060	2,034	5,973	4,318
Advertising and promotions	21	99	71	113
Data processing	222	209	446	410
Occupancy and equipment	299	330	637	684
FDIC assessment	85	36	121	62
Other	1,005	976	1,885	2,041
Total noninterest expense	4,692	3,684	9,133	7,628
Loss before income taxes	(781)	(374)	(1,293)	(488)
Income tax (benefit)	(273)	(133)	(424)	(192)
Net loss	$(508)	$(241)	$(869)	$(296)
Loss per share:
Basic	$(0.09)	$(0.04)	$(0.16)	$(0.05)
Diluted(1)	$(0.09)	$(0.04)	$(0.16)	$(0.05)
Average common shares outstanding:
Basic	5,545,335	5,843,104	5,548,562	5,858,449
Diluted(1)	5,545,335	5,843,104	5,548,562	5,858,449

See accompanying notes to the unaudited consolidated financial statements.

(1) Diluted loss per share and average shares outstanding excludes all common shares if their effect is anti-dilutive.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net loss	$(508)	$(241)	$(869)	$(296)
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(1,841)	(4,791)	388	(11,934)
Other comprehensive (loss) income before tax effect	(1,841)	(4,791)	388	(11,934)
Tax effect of other comprehensive (loss) income items	497	1,294	(104)	3,222
Other comprehensive (loss) income, net of tax	(1,344)	(3,497)	284	(8,712)
Comprehensive (loss)	$(1,852)	$(3,738)	$(585)	$(9,008)

See accompanying notes to the unaudited consolidated financial statements.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) - Unaudited

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of March 31, 2022	$64	$52,852	$(3,900)	$(301)	$41,560	$(5,073)	$85,202
Net loss	—	—	—	—	(241)	—	(241)
Other comprehensive (loss) income	—	—	—	—	—	(3,497)	(3,497)
Purchase of 50,757 shares by ESOP	—	—	(545)	—	—	—	(545)
ESOP shares committed to be released (9,865 shares)	—	7	44	—	—	—	51
Purchase and retirement of common stock	—	(64)	—	—	—	—	(64)
Stock compensation expense	—	60	—	—	—	—	60
Balance as of June 30, 2022	$64	$52,855	$(4,401)	$(301)	$41,319	$(8,570)	$80,966
Balance as of March 31,2023	$62	$49,977	$(4,260)	$(301)	$40,324	$(9,863)	$75,939
Net loss	—	—	—	—	(508)	—	(508)
Other comprehensive (loss) income	—	—	—	—	—	(1,344)	(1,344)
ESOP shares committed to be released (4,918 shares)	—	(16)	46	—	—	—	30
Repurchase and cancellation of common stock-stock repurchase program (14,400 shares)	—	(103)					(103)
Sale of common stock by Rabbi Trust				6			6
Purchase and retirement of common stock	—	(43)	—	—	—	—	(43)
Stock compensation expense	—	149	—	—	—	—	149
Balance as of June 30, 2023	$62	$49,964	$(4,214)	$(295)	$39,816	$(11,207)	$74,126
Balance as of January 1, 2022	$64	$52,805	$(3,432)	$(301)	$41,615	$142	$90,893
Net loss	—	—	—	—	(296)	—	(296)
Other comprehensive (loss)	—	—	—	—	—	(8,712)	(8,712)
Reimbursement of stock offering costs	—	1	—	—	—	—	1
Purchase of 96,446 shares by ESOP	—	—	(1,062)	—	—	—	(1,062)
ESOP shares committed to be released (14,798 shares)	—	8	93	—	—	—	101
Purchase and retirement of common stock	—	(78)	—	—	—	—	(78)
Stock compensation expense	—	119	—	—	—	—	119
Balance as of June 30, 2022	$64	$52,855	$(4,401)	$(301)	$41,319	$(8,570)	$80,966

Balance as of January 1, 2023	$62	$49,931	$(4,307)	$(301)	$41,468	$(11,491)	$75,362
Net loss	—	—	—	—	(869)	—	(869)
Other comprehensive income	—	—	—	—	—	284	284
Cumulative effect of change in accounting principle due to adoption of ASU 2016-13	—	—	—	—	(783)	—	(783)
ESOP shares committed to be released (9,782 shares)	—	(16)	93	—	—	—	77
Repurchase and cancellation of common stock-stock repurchase program (27,303 shares)	—	(232)					(232)
Sale of common stock by Rabbi Trust	—	—	—	6			6
Purchase and retirement of common stock	—	(56)	—	—	—	—	(56)
Stock compensation expense	—	337	—	—	—	—	337
Balance as of June 30, 2023	$62	$49,964	$(4,214)	$(295)	$39,816	$(11,207)	$74,126

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(869)	$(296)
Adjustments to reconcile net loss to net cash from operating activities
Net amortization of investment securities	37	90
Depreciation	252	310
Provision for credit losses	150	210
Net change in fair value of marketable equity securities	(444)	733
Stock compensation expense	337	119
(Benefit from) deferred income tax	(424)	(192)
Originations of mortgage loans held for sale	(4,043)	(13,760)
Proceeds from sales of mortgage loans held for sale	4,236	14,865
Net gain on sale of mortgage loans held for sale	(68)	(184)
ESOP compensation	77	101
Net change in cash value of life insurance	(217)	(209)
Changes in operating assets and liabilities
Net change in mortgage servicing rights	83	97
Accrued interest receivable and other assets	(135)	(753)
Accrued interest payable and other liabilities	192	(520)
Net cash (used in) provided by operating activities	(836)	611
Cash flows from investing activities
Maturities, prepayments, and calls of available-for-sale securities	7,212	10,879
Purchases of available-for-sale securities	—	(37,139)
Purchase of marketable equity securities	(54)	(56)
Net (increase) in loans	(21,371)	(26,040)
Net (increase) in FHLB stock, net	(1,441)	—
Proceeds from cash value life insurance death benefits	720	—
Distribution of marketable equity securities	12	—
Net capital expenditures for premises and equipment	(108)	(131)
Net cash used in investing activities	(15,030)	(52,487)
Cash flows from financing activities
Net (decrease) increase in deposits	(16,531)	(1,439)
Net increase in advance payments by borrowers for taxes and insurance	7,112	5,879
Proceeds from the issuance of Federal Home Loan Bank advances	99,500	10,000
Principal payments on Federal Home Loan Bank advances	(79,476)	(8,007)
Reimbursement of stock offering costs	—	1
Repurchase and cancellation of common stock	(232)	—
Purchase and retirement of common stock	(56)	(78)
Purchases of ESOP shares	—	(1,062)
Net cash provided by financing activities	10,317	5,294
Net increase (decrease) in cash and cash equivalents	(5,549)	(46,582)
Cash and cash equivalents at beginning of period	28,344	66,803
Cash and cash equivalents at end of period	$22,795	$20,221
Supplemental cash flow information
Cash paid during the year for interest	$3,022	$691

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

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after June 30, 2023, but prior to the release of the unaudited consolidated financial statements contained in this quarterly report on Form 10-Q were issued.

There were no additional subsequent event disclosures or financial statement impacts related to events occurring after June 30, 2023 that warranted adjustment to or disclosure in these unaudited consolidated financial statements.

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

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

The amortized costs and fair values of securities available-for-sale were as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$29,639	$—	$(2,913)	$26,726
Obligations of states and political subdivisions	19,864	2	(3,329)	16,537
Government-sponsored mortgage-backed securities	68,497	—	(9,032)	59,465
Asset-backed securities	3,990	—	(48)	3,942
Certificates of deposit	994	—	(33)	961
Total	$122,984	$2	$(15,355)	$107,631

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$29,597	$—	$(2,970)	$26,627
Obligations of states and political subdivisions	21,379	6	(3,729)	17,656
Government-sponsored mortgage-backed securities	73,235	$—	(8,968)	64,267
Asset-backed securities	4,563	$—	(46)	4,517
Certificates of deposit	1,459	$—	(34)	1,425
Total	$130,233	$6	$(15,747)	$114,492

The fair value of available-for-sale securities that were pledged as collateral at June 30, 2023 and December 31, 2022, were $8.9 million and $3.6 million, respectively.

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

	June 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$1,080	$1,058
Due after one through 5 years	29,133	26,429
Due after 5 through 10 years	17,170	14,312
Due after 10 years	3,114	2,425
Total debt and other securities	50,497	44,224
Mortgage-related securities	68,497	59,465
Asset-backed securities	3,990	3,942
Total	$122,984	$107,631

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury notes	$—	$—	$26,726	$(2,913)	$26,726	$(2,913)
Obligations of states and political subdivisions	648	(29)	15,547	(3,300)	16,195	(3,329)
Government-sponsored mortgage-backed securities	5,169	(325)	54,296	(8,707)	59,465	(9,032)
Asset-backed securities	208	—	3,734	(48)	3,942	(48)
Certificates of deposit	—	—	961	(33)	961	(33)
Total	$6,025	$(354)	$101,264	$(15,001)	$107,289	$(15,355)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury notes	$—	$—	$26,627	$(2,970)	$26,627	$(2,970)
Obligations of states and political subdivisions	5,088	(396)	12,145	(3,333)	17,233	(3,729)
Government-sponsored mortgage-backed securities	19,084	(1,310)	45,183	(7,658)	64,267	(8,968)
Asset-backed securities	4,517	(46)	—	—	4,517	(46)
Certificates of deposit	1,425	(34)	—	—	1,425	(34)
Total	$30,114	$(1,786)	$83,955	$(13,961)	$114,069	$(15,747)

At June 30, 2023 and December 31, 2022, respectively, the Company had 85 and 92 debt securities with unrealized losses representing aggregate depreciation of approximately 12.5% and 12.1%, respectively, from their respective amortized cost basis. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

NOTE 4 – LOANS

Major classifications of loans, reported at amortized cost, are summarized as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Commercial:
Real estate	$222,273	$210,858
Land development	—	—
Other	47,135	43,708
Residential real estate:
First mortgage	92,788	85,444
Construction	1,776	3,248
Consumer:
Home equity and lines of credit	19,131	18,590
Other	175	99
Subtotal (1)	383,278	361,947
Net deferred loan costs	881	830
Allowance for credit losses for loans	(3,643)	(3,203)
Loans, net	$380,516	$359,574

(1) Totals do not include accrued interest receivable, which was $944,000 and $874,000 at June 30, 2023 and December 31, 2022, respectively, which is recorded separately on the Company’s Consolidated Balance Sheets.

Deposit accounts in an overdrawn position and reclassified as loans totaled $17,000 and $98,000 at June 30, 2023 and December 31, 2022, respectively.

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

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of June 30, 2023 and December 31, 2022, respectively, the Company had transferred $29.9 million and $30.3 million in participation loans which were eligible for sales treatment to other financial institutions, all of which continue to be serviced by the Company.

NOTE 4 – LOANS (continued)

A summary of activity in the allowance for credit losses for loans and the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2023 and in the allowance for loan losses for the three and six months ended June 30, 2022, is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended June 30, 2023
Allowance for credit losses for loans
Beginning balance	$2,669	$848	$176	$3,693
Provision for credit losses	(42)	(17)	1	(58)
Loans charged-off	—	—	(1)	(1)
Recoveries	5	—	4	9
Ending balance	$2,632	$831	$180	$3,643

Allowance for credit losses for unfunded loan commitments(2)
Beginning balance	$640	$25	$—	$665
Provision for credit losses	131	2	—	133
Loans charged-off	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$771	$27	$—	$798

Total Allowance for credit losses for loans and unfunded loan commitments	$3,403	$858	$180	$4,441

Three months ended June 30, 2022
Allowance for loan losses
Beginning balance	$1,814	$745	$458	$3,017
Provision for loan losses	105	—	—	105
Loans charged-off	—	—	(1)	(1)
Recoveries	5	—	6	11
Ending balance	$1,924	$745	$463	$3,132

NOTE 4 – LOANS (continued)

	Commercial	Residential	Consumer	Total
	(in thousands)
Six months ended June 30, 2023
Allowance for credit losses for loans
Beginning balance	$1,944	$752	$507	$3,203
Provision for credit losses	12	4	1	17
CECL Adoption Adjustment(1)	666	75	(329)	$412
Loans charged-off	—	—	(7)	(7)
Recoveries	10	—	8	18
Ending balance	$2,632	$831	$180	$3,643

Allowance for credit losses for unfunded loan commitments(2)
Beginning balance	$—	$—	$—	$—
Provision for credit losses	131	2	—	133
CECL Adoption Adjustment(1)	640	25	—	$665
Loans charged-off	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$771	$27	$—	$798

Total Allowance for credit losses for loans and unfunded loan commitments	$3,403	$858	$180	$4,441

Six months ended June 30, 2022
Allowance for loan losses
Beginning balance	$1,657	$745	$456	$2,858
Provision for loan losses	210	—	—	210
Loans charged-off	—	—	(4)	(4)
Recoveries	57	—	11	68
Ending balance	$1,924	$745	$463	$3,132

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

NOTE 4 – LOANS (continued)

The provision for credit losses is determined by the Company as the amount that is to be added to the ACL accounts to bring the ACL to a level that, in management's judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended June 30,
	2023	2022
	(in thousands)
Provision for credit losses for:
Loans	$(58)	$105
Unfunded loan commitments	133	N/A
Total	$75	$105

	Six months ended June 30,
	2023	2022
	(in thousands)
Provision for credit losses for:
Loans	$17	$210
Unfunded loan commitments	133	N/A
Total	$150	$210

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

NOTE 4 – LOANS (continued)

The following table presents the amortized cost basis of our loans by credit quality indicator and origination year, at June 30, 2023:

	June 30, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial real estate:
Pass	$10,250	$65,765	$52,397	$41,692	$10,665	$36,630	$22	$-	$217,421
Watch and special mention	-	3,129	-	-	-	243	-	-	3,372
Substandard	-	162	610	-	294	414	-	-	1,480
Total commercial real estate	10,250	69,056	53,007	41,692	10,959	37,287	22	-	222,273
Other commercial loans:
Pass	12,609	14,863	6,858	1,655	222	1,894	6,223	-	44,324
Watch and special mention	-	-	171	159	24	64	51	-	469
Substandard	-	267	308	-	13	143	1,611	-	2,342
Total other commercial loans	12,609	15,130	7,337	1,814	259	2,101	7,885	-	47,135
Total commercial loans	22,859	84,186	60,344	43,506	11,218	39,388	7,907	-	269,408
Residential real estate - first mortgage:
Performing	7,326	14,426	33,136	16,168	3,103	17,947	-	-	92,106
Nonaccrual	-	-	-	-	-	682	-	-	682
Total residential real estate - first mortgage	7,326	14,426	33,136	16,168	3,103	18,629	-	-	92,788
Residential real estate - construction:
Performing	-	437	1,339	-	-	-	-	-	1,776
Nonaccrual	-	-	-	-	-	-	-	-	-
Total residential real estate - construction	-	437	1,339	-	-	-	-	-	1,776
Total residential real estate	7,326	14,863	34,475	16,168	3,103	18,629	-	-	94,564
Consumer - home equity and lines of credit:
Performing	20	67	151	115	177	1,397	16,267	905	19,099
Nonaccrual	-	-	-	-	-	32	-	-	32
Total consumer - home equity and lines of credit	20	67	151	115	177	1,429	16,267	905	19,131
Consumer - other
Performing	108	52	-	9	4	2	-	-	175
Nonaccrual	-	-	-	-	-	-	-	-	-
Total consumer - other	108	52	-	9	4	2	-	-	175
Total consumer	128	119	151	124	181	1,431	16,267	905	19,306
Total loans	$30,313	$99,168	$94,970	$59,798	$14,502	$59,448	$24,174	$905	$383,278

NOTE 4 – LOANS (continued)

A summary of the credit quality indicators, at amortized cost, prior to the adoption of CECL is presented below:

	December 31, 2022
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$206,655	$2,932	$1,271	$210,858
Land development	—	—	—	—
Other	41,569	35	2,104	43,708
Total	$248,224	$2,967	$3,375	$254,566

There were no commercial loans rated Doubtful or Loss as of December 31, 2022.

	December 31, 2022
	Performing	Non-Performing	Total
	(in thousands)
Residential real estate:
First mortgage	$84,730	$714	$85,444
Construction	3,248	—	3,248
Consumer:
Home equity and lines of credit	18,535	55	18,590
Other	99	—	99
Total	$106,612	$769	$107,381

The following tables present gross charge-offs of our loans for each portfolio class, by origination year, that occurred during the three and six months ended June 30, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for additional information on our charge-off policy.

	For the three months ended June 30,2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land development	$-	$-	$-	$-	$-	$-	$-	$-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	-	-	-	1	-	-	-	-	1
Total consumer	-	-	-	1	-	-	-	-	1
Total current period charge-offs	$-	$-	$-	$1	$-	$-	$-	$-	$1

NOTE 4 – LOANS (continued)

	For the six months ended June 30,2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land development	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	-	3	1	1	-	2	-	-	7
Total consumer	-	3	1	1	-	2	-	-	7
Total current period charge-offs	$-	$3	$1	$1	$-	$2	$-	$-	$7

NOTE 4 – LOANS (continued)

An analysis of past due loans, net of amortized costs, is presented below:

	June 30, 2023
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$222,273	$222,273
Land development	—	—	—	—	—
Other	—	—	—	47,135	47,135
Residential real estate:
First mortgage	60	—	60	92,728	92,788
Construction	—	—	—	1,776	1,776
Consumer:
Home equity and lines of credit	—	—	—	19,131	19,131
Other	—	—	—	175	175
Total	$60	—	$60	$383,218	$383,278

	December 31, 2022
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$1,732	$—	$1,732	$209,126	$210,858
Land development	—	—	—	—	—
Other	—	—	—	43,708	43,708
Residential real estate:
First mortgage	181	63	244	85,200	85,444
Construction	—	—	—	3,248	3,248
Consumer:
Home equity and lines of credit	72	21	93	18,497	18,590
Other	2	—	2	97	99
Total	$1,987	$84	$2,071	$359,876	$361,947

There were no loans 90 days or more past due and accruing interest as of June 30, 2023 or December 31, 2022, respectively.

NOTE 4 – LOANS (continued)

The following table presents the amortized cost of our loans on nonaccrual status as of June 30, 2023 and December 31, 2022. All loans that were 90 days or more past due were on nonaccrual status as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(in thousands)
Commercial:
Real estate	$—	$—
Land development	—	—
Other	—	—
Residential real estate:
First mortgage	682	714
Construction	—	—
Consumer:
Home equity and lines of credit	32	55
Other	—	—
Total nonaccrual loans	$714	$769
Total nonaccrual loans to total loans	0.19%	0.21%
Total nonaccrual loans to total assets	0.13%	0.14%

The Company had $714,000 of loans that were in nonaccrual status as of June 30, 2023, with no related allowance for credit losses. During the six months ended June 30, 2023, there was no interest earned on nonaccrual loans and no accrued interest was reversed on nonaccrual loans.

At June 30, 2023, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operation of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

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

The table below summarizes collateral dependent loans and the related ACL at June 30, 2023 for which the borrower is experiencing financial difficulty:

	Loans	ACL
	(in thousands)
Commercial:
Real estate	$1,318	$—
Land development	—	—
Other	2,698	—
Residential real estate:
First mortgage	883	—
Construction	—	—
Consumer:
Home equity and lines of credit	32	—
Other	—	—
Total	$4,931	—

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

The adoption of ASU 2022-02 eliminated troubled debt restructurings (TDR's) recognition and measurement guidance, as well as all TDR related disclosures. Refer to Note 2 for additional information. TDRs were loan modifications where concessions were granted to borrowers experiencing financial difficulties. The Company did not modify any loans for borrowers that are experiencing financial difficulty and did not have any previous modifications that were made during the past 12 months that experienced a payment default during the three and six months ended June 30, 2023.

At December 31, 2022, the Company had $538,000 of TDR's, of which $183,000 was on nonaccrual status. There were no loan modifications that were classified as a TDR during the year ended December 31, 2022.

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Company’s consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $291.5 million and $304.3 million as of June 30, 2023 and December 31, 2022, respectively.

A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(in thousands)		(in thousands)
Mortgage servicing rights beginning balance	$1,824	$1,988	$1,860	$2,036
Additions	8	20	17	47
Amortization	(55)	(69)	(100)	(144)
Mortgage servicing rights ending balance	$1,777	$1,939	$1,777	$1,939

Fair value at beginning of period	$3,488	$2,811	$3,376	$2,477
Fair value at end of period	$3,317	$3,273	$3,317	$3,273

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of June 30, 2023, the model used discount rates ranging from 10.0% to 13.0%, and prepayment speeds ranging from 6.9% to 34.5%, both of which were based on market data from independent organizations. As of June 30, 2022 the model used discount rates ranging from 9.5% to 13.0%, and prepayment speeds ranging from 11.3% to 26.8%.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the annual periods indicated. The projections of amortization expense are based on existing asset balances as of June 30, 2023. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

Estimated future amortization as of June 30, 2023:	(in thousands)
2023	$89
2024	203
2025	187
2026	167
2027	148
Thereafter	983
Total	$1,777

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	June 30, 2023	December 31, 2022
	(in thousands)
Non-interest bearing checking	$74,825	$92,465
Interest bearing checking	30,002	32,514
Money market	96,673	121,215
Statement savings	50,785	61,969
Certificates of deposit	118,905	79,558
Total	$371,190	$387,721

Certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 totaled $22.2 million and $8.9 million as of June 30, 2023 and December 31, 2022, respectively. The Company did not hold any brokered deposits as of June 30, 2023 or December 31, 2022.

As of June 30, 2023, the scheduled maturities of certificates of deposit for the annual periods are presented below:

(in thousands)
2023	$40,361
2024	57,372
2025	8,844
2026	11,967
2027	302
Thereafter	59
Total	$118,905

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances follows:

	June 30, 2023		December 31, 2022
	Rate	Amount	Rate	Amount
	(dollars in thousands)

Fixed rate, fixed term advance, maturing Feb 2023	—	—	1.62%	6,500
Fixed rate, fixed term advance, maturing July 2027	2.90%	5,000	2.90%	5,000
Putable advance, maturing July 2029, first option date January 2023	—	—	1.68%	5,000
Putable advance, maturing February 2030, first option date February 2023	—	—	0.98%	5,000
Putable advance, maturing October 2029, first put option date July 2023	2.96%	5,000	2.96%	5,000
Putable advance, maturing January 2028, first option date July 2023	3.34%	2,500	—	—
Putable advance, maturing January 2028, first option date July 2023	3.22%	2,500	—	—
Putable advance, maturing February 2028, first option date August 2023	3.37%	2,500	—	—
Putable advance, maturing February 2028, first option date November 2023	3.82%	5,000	—	—
Putable advance, maturing May 2028, first option date November 2023	3.16%	5,000	—	—
Putable advance, maturing January 2028, first option date January 2024	3.44%	5,000	—	—
Putable advance, maturing February 2028, first option date February 2024	3.63%	5,000	—	—
Putable advance, maturing March 2028, first option date March 2024	3.47%	5,000	—	—
Putable advance, maturing May 2026, first option date May 2024	3.92%	2,500	—	—
Putable advance, maturing May 2028, first option date May 2024	3.51%	2,500	—	—
Putable advance, maturing Mar 2030, first put option date March 2025	0.89%	10,000	0.89%	10,000
Putable advance, maturing Mar 2032, first put option date March 2027	1.74%	10,000	1.74%	10,000
Advance structured note, payments due monthly, maturing April 2030	1.05%	6,946	1.05%	7,435
Advance structured note, payments due monthly, maturing May 2030	1.19%	7,042	1.19%	7,529
SOFR Floater advance, maturing October 2023	5.30%	5,000	4.54%	5,000
SOFR Floater advance, maturing October 2024	5.35%	5,000	4.59%	5,000
Total		$91,488		$71,464

The scheduled maturities and required principal payments of Federal Home Loan Bank advances are presented below:

	June 30, 2023
	Weighted Average Rate	Amount
	(dollars in thousands)
2023	4.61%	$5,981
2024	4.15%	6,979
2025	1.12%	2,002
2026	2.67%	4,524
2027	2.38%	7,047
Thereafter	2.58%	64,955
Total	2.79%	$91,488

Actual maturities may differ from scheduled maturities due to call options on various FHLB advances.

The Company maintains a master contract agreement with the FHLB, which provides for borrowing up to the lesser of 22.22 times the value of the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the Secured Overnight Financing Rate ("SOFR"), federal funds or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company has pledged qualifying real estate and commercial and industrial loans with collateral values of approximately $165.7 million at June 30, 2023 and $172.4 million at December 31, 2022. FHLB advances were also secured by approximately $4.9 million and $3.4 million of FHLB stock held by the Company as of June 30, 2023 and December 31, 2022, respectively. The Company’s available and unused portion of this borrowing agreement totaled $73.2 million and $100.0 million as of June 30, 2023 and December 31, 2022, respectively. Additional borrowing would require additional stock purchase.

Additionally, at June 30, 2023 we had a $15.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at June 30, 2023. The Company also had an $8.9 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.6 million at June 30, 2023. The Company had not drawn on the Federal Reserve line as of June 30, 2023. We also have the ability to participate in the Federal Reserve's new Bank Term Funding Program as needed.

NOTE 8 – INCOME TAXES

Income tax (benefit) was ($273,000) and ($133,000) for the three months ended June 30, 2023 and 2022, respectively, and ($424,000) and ($192,000) for the six months ended June 30, 2023 and 2022, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of June 30, 2023, and December 31, 2022, the deferred tax valuation allowance was $934,000, reducing our net deferred tax asset to $8.9 million and $8.3 million at each respective date.

The board and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at June 30, 2023.

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

ASU 2016-13 requires that we establish an allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments, that meet certain requirements. The allowance for credit losses for off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, also taking into consideration management’s assumption of the likelihood that funding will occur. The allowance for credit losses for off-balance sheet credit exposures is included in other liabilities on the Company’s Consolidated Balance Sheets. Additional provisions for expected losses occur through a charge to the provision for credit losses. The adoption of the ASU 2016-13 resulted in the establishment of a $665,000 allowance for credit losses for unfunded loan commitments, based on $41.1 million in outstanding loan commitments that are expected to fund. At June 30, 2023, the allowance for credit losses for unfunded commitments was $798,000 and there was $45.6 million in outstanding commitments to extend credit that were expected to fund.

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	June 30, 2023
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$3,424	$89,090	$92,514
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	937	—	937
Commitments to sell loans	817	—	817
Overdraft protection program commitments	3,809	—	3,809

	December 31, 2022
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$3,391	$80,631	$84,022
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	894	—	894
Commitments to sell loans	1,292	—	1,292
Overdraft protection program commitments	3,881	—	3,881

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

The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had no commitments to deliver loans through the Program as of June 30, 2023. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of June 30, 2023, and December 31, 2022, the Company had no liability outstanding related to the Program.

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

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $30,000 and $51,000 in compensation expense for the three months ended June 30, 2023 and June 30, 2022, respectively, and $77,000 and $101,000 in compensation expense for the six months ended June 30, 2023 and 2022, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Shares committed to be released	9,782	19,730
Total allocated shares	55,900	36,170
Total unallocated shares	444,010	453,792
Total ESOP shares	509,692	509,692
Fair value of unallocated shares (based on $7.51 and $10.00 share price as of June 30, 2023 and December 31, 2022, respectively)	$3,335	$4,538

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	June 30, 2023	December 31, 2022
	(in thousands)
Beginning balance	$1,015	$932
Adjustments due to changes in directors, executive officers, and/or principal stockholders	—	—
New loans	218	169
Repayments	(37)	(86)
Ending balance	$1,196	$1,015

Deposits from directors, executive officers, and their affiliates totaled $672,000 and $583,000 at June 30, 2023 and December 31, 2022, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were immaterial for the three and six months ended June 30, 2023 and 2022, respectively.

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

		Recurring Fair Value Measurements Using
	June 30, 2023	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$3,416	$3,416	$—	$—
Securities available-for-sale:
U.S. Treasury notes	26,726	—	26,726	—
Obligations of states and political subdivisions	16,537	—	16,537	—
Government-sponsored mortgage-backed securities	59,465	—	59,465	—
Asset-backed securities	3,942	—	3,942	—
Certificates of deposit	961	—	961	—
Total	$111,047	$3,416	$107,631	$—

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

		Recurring Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,924	$2,924	$—	$—
Securities available-for-sale:
U.S. Treasury notes	26,627	—	26,627	—
Obligations of states and political subdivisions	17,656	—	17,656	—
Government-sponsored mortgage-backed securities	64,267	—	64,267	—
Asset-backed securities	4,517	—	4,517	—
Certificates of deposit	1,425	—	1,425	—
Total	$117,416	$2,924	$114,492	$—

Individually evaluated collateral dependent loans are measured at fair value on a non-recurring basis. There were no individually evaluated collateral dependent loans with a specific valuation allowance as of June 30, 2023 and December 31, 2022.

Mortgage servicing rights are measured at fair value on a non-recurring basis. There was no impairment on mortgage servicing rights as of June 30, 2023 and December 31, 2022.

The carrying values and estimated fair values of financial instruments are presented below:

	June 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$22,795	$22,795	$—	$—
Available-for-sale securities	107,631	—	107,631	—
Marketable equity securities	3,416	3,416	—	—
Loans, net	380,516	—	—	354,272
Rate lock commitments	4	—	—	4
Accrued interest receivable	1,266	1,266	—	—
Federal Home Loan Bank Stock	4,870	—	—	4,870
Cash value of life insurance	13,813	—	—	13,813
Financial liabilities:
Deposits	371,190	252,285	—	117,062
Advance payments by borrowers for taxes and insurance	8,141	8,141	—	—
Federal Home Loan Bank advances	91,488	—	—	87,303
Accrued interest payable	698	698	—	—

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$28,344	$28,344	$—	$—
Available-for-sale securities	114,492	—	114,492	—
Marketable equity securities	2,924	2,924	—	—
Loans held for sale	125	—	125	—
Loans, net	359,574	—	—	335,987
Rate lock commitments	6	—	—	6
Accrued interest receivable	1,257	1,257	—	—
Federal Home Loan Bank Stock	3,429	—	—	3,429
Cash value of life insurance	14,316	—	—	14,316
Financial liabilities:
Deposits	387,721	308,162	—	78,418
Advance payments by borrowers for taxes and insurance	1,029	1,029	—	—
Federal Home Loan Bank advances	71,464	—	—	69,633
Accrued interest payable	291	291	—	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The Bank met all applicable capital adequacy requirements as of June 30, 2023 and December 31, 2022.

As of June 30, 2023, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since June 30, 2023 that management believes have changed the capital category of the Bank.

The Bank’s actual and required capital amounts and ratios are presented below:

	June 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$64,508	11.7%	$22,010	4.0%	$27,513	5.0%

Risk-based:
Common Equity Tier 1	64,508	15.7%	18,515	4.5%	26,744	6.5%
Tier 1	64,508	15.7%	24,687	6.0%	32,916	8.0%
Total	68,949	16.8%	32,916	8.0%	41,145	10.0%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$65,497	11.9%	$22,086	4.0%	$27,608	5.0%

Risk-based:
Common Equity Tier 1	65,497	16.6%	17,711	4.5%	25,583	6.5%
Tier 1	65,497	16.6%	23,615	6.0%	31,486	8.0%
Total	68,700	17.5%	31,486	8.0%	39,358	10.0%

On July 29, 2022, the Company adopted a stock repurchase program. On August 26, 2022, the Company received a non-objection letter from the Federal Reserve Bank of Chicago ("FRB"), permitting the Company to repurchase 319,766 shares of its common stock, which represented 5% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on September 1, 2022 and as of June 7, 2023, the Company had repurchased all 319,766 shares for a total purchase price of $3.4 million.

On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the Federal Reserve Bank of Chicago ("FRB"), permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on June 15, 2023 and as of June 30, 2023, the Company had repurchased 4,455 shares for a total purchase price of $34,000.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations. For the three and six months ended June 30, 2023, 130,155 and 11,314 shares, respectively were excluded, based on average share price, from the computation of diluted EPS because the effect would be antidilutive. For the three and six months ended June 30, 2022, 169,167 and 179,938 average shares, respectively, were excluded from the computation of diluted EPS because the effect would be antidilutive.

Earnings (loss) per common share for the three and six months ended June 30, 2023 and 2022 are presented in the following tables.

	Three months ended June 30,
	2023	2022
	(In thousands, except per share amounts)

Net (loss)	$(508)	$(241)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	5,991,777	6,289,572
Less: Weighted average unallocated ESOP shares	446,442	446,468

Weighted average shares outstanding for basic EPS	5,545,335	5,843,104
Additional dilutive shares(1)	—	—

Weighted average shares outstanding for dilutive EPS	5,545,335	5,843,104

Basic (loss) per share	$(0.09)	$(0.04)
Diluted (loss) per share(1)	$(0.09)	$(0.04)

	Six months ended June 30,
	2023	2022
	(In thousands, except per share amounts)

Net (loss) income	$(869)	$(296)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	5,997,436	6,282,749
Less: Weighted average unallocated ESOP shares	448,874	424,300

Weighted average shares outstanding for basic EPS	5,548,562	5,858,449
Additional dilutive shares (1)	—	—

Weighted average shares outstanding for dilutive EPS	5,548,562	5,858,449

Basic (loss) income per share	$(0.16)	$(0.05)
Diluted (loss) income per share (1)	$(0.16)	$(0.05)

(1) For the three and six months ended June 30, 2023 and June 30, 2022, the effect of stock options was anti-dilutive due to the net loss and therefore no dilutive shares are included in the weighted average shares outstanding or diluted loss calculations.

NOTE 15 – STOCK BASED COMPENSATION

Stock-Based Compensation Plans

On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 (313,894 stock options adjusted for the conversion) stock options and 95,387 (125,557 shares adjusted for the conversion) restricted shares were approved for award. As of June 30, 2023, no shares of common stock remained available for grant as stock options, restricted stock or restricted stock units under the 2020 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

On August 26, 2022, the Company’s shareholders approved the 1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”). A total of 354,200 stock options and 141,680 restricted shares were approved for award. As of June 30, 2023, 44,455 shares of common stock remain available for grant as stock options and 21,382 shares remain available for grant as restricted stock or stock units under the 2022 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average life time period prior to issuance date. The following assumptions were used in estimating the fair value of options granted during the six months ended June 30, 2023 and June 30, 2022, respectively:

	For the Six Months Ended
	June 30, 2023	June 30, 2022

Dividend yield	0.00%	0.00%
Risk-free interest rate	3.59%	3.06%
Expected volatility	24.64%	24.64%
Weighted average expected life (years)	6.5	6.5
Weighted average per share value of options	$3.37	$3.25

NOTE 15 – STOCK BASED COMPENSATION (continued)

A summary of the Company’s stock option activity for the six months ended June 30, 2023 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2022	656,130	$8.27	8.69	$1,122,214
Granted	3,000	9.94	6.50	—
Exercised	—	—	N/A	N/A
Forfeited	43,489	8.70	N/A	N/A
Outstanding June 30, 2023	615,641	8.24	8.02	379,761
Options exercisable at June 30, 2023	174,786	6.21	6.37	237,372

The following table summarizes information about the Company’s nonvested stock option activity for the six months ended June 30, 2023:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	543,306	$2.82
Granted	3,000	3.37
Vested(1)	(61,962)	1.67
Forfeited	(43,489)	8.70
Nonvested at June 30, 2023	440,855	2.99

(1)
Includes 2,106 shares vested under a nonqualified stock option inducement award to the Company’s President and Chief Operating Officer.

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $65,000 and $24,000 in stock option expense during the three months ended June 30, 2023 and 2022, respectively and $149,000 and $47,000 in stock option expense during the six months ended June 30, 2023 and 2022, respectively.

At June 30, 2023, the Company had $1.1 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 4.0 years.

The following table summarizes information about the Company’s restricted stock activity for the six months ended June 30, 2023:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	211,349	$8.71
Granted	—	—
Vested(1)(2)	(24,606)	6.43
Forfeited	(13,910)	8.86
Nonvested at June 30, 2023	172,833	$9.02

(1)
Includes 263 shares vested under a restricted stock inducement award to the Company’s President and Chief Executive Officer.
(2)
Includes 7,368 shares surrendered by employees to cover payroll tax costs related to the vested shares.

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $84,000 and $36,000 in restricted stock expense during the three months ended June 30, 2023 and 2022, respectively and recognized $188,000 and $72,000 in restricted stock expense during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, the Company had $1.4 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.8 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2023 and for the three and six months ended June 30, 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K (fiscal year ended December 31, 2022) filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 12, 2023. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events. Accordingly, you should not place undue reliance on forward-looking statements.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets. Total assets increased $10.4 million, or 1.9%, to $553.4 million at June 30, 2023 from $543.0 million at December 31, 2022. This increase was primarily due to a $21.4 million net increase in loans, partially offset by a $6.9 million decrease in available-for-sale securities and a $5.5 million decrease in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $5.5 million, or 19.4%, to $22.8 million at June 30, 2023 from $28.3 million at December 31, 2022. This decrease was primarily due to $79.5 million in principal payments on FHLB advances, a $16.5 million decrease in deposits, a $21.4 million net increase in loans and $4.0 million in originations of loans held for sale. These decreases were partially offset by $99.5 million of additional FHLB advances, $7.2 million from maturities, payments and calls of available-for-sale securities, a $7.1 million net increase in advance payments by borrowers for taxes and insurance and $4.2 million from the sale of mortgage loans held for sale.

Available-for-Sale Securities. Available-for-sale securities decreased $6.9 million, or 6.0%, to $107.6 million at June 30, 2023, from $114.5 million at December 31, 2022. This decrease was primarily due to maturities, payments and calls of securities totaling $7.2 million, partially offset by a $0.4 million reduction in the net unrealized losses on securities held within the portfolio. The net unrealized loss was $15.4 million at June 30, 2023.

Loans Held for Sale. Loans held for sale decreased $125,000, to zero at June 30, 2023. This decrease was due primarily to a decrease in the volume of first mortgage residential real estate loan originations sold into the secondary market as a result of the changing interest rate environment and lower inventory of housing available in our market. Mortgage loan originations and sales were $4.0 million and $4.2 million, respectively, during the first six months of 2023 compared to $13.8 million and $14.9 million, respectively, for the same period in 2022.

Loans. Loans held for investment, net of deferred costs, increased $21.4 million, or 5.9%, to $384.2 million at June 30, 2023, from $362.8 million at December 31, 2022. The majority of this growth was in commercial real estate loans which increased $11.4 million during the six months ended June 30, 2023 to $222.3 million. Also contributing to this growth was an increase in non-real estate commercial loans which grew $3.4 million during this period to $47.1 million. The growth in these types of loans is consistent with the Company’s long-term loan strategy to increase the level of commercial and commercial real estate loans within our portfolio. First mortgage residential real estate loans also increased $7.3 million during the six months ended June 30, 2023 to $92.8 million.

Allowance for Credit Losses. On January 1, 2023, the Company adopted ASU 2016-13 which replaced the incurred loss methodology, which was previously used to calculate the allowance for loan losses, with an expected lifetime loss methodology ("CECL"), as described in Note 2 to the Consolidated Financial Statements. The adoption of ASU 2016-13 resulted in an initial increase of $412,000 to the allowance for credit losses for loans ("ACL for loans") and the establishment of a $665,000 allowance for credit losses for unfunded loan commitments ("ACL for unfunded loan commitments"). The ACL for loans is included as a separate line item on the Company's Consolidated Balance Sheets and the ACL for unfunded loan commitments is included in other liabilities. The total allowance for credit losses was $4.4 million at June 30, 2023.

The ACL for loans was $3.6 million, or 0.95%, of loans, net of deferred costs, at June 30, 2023 compared to an allowance for loan losses of $3.2 million, or 0.88% of loans, net of deferred costs, at December 31, 2022. The increase in the ACL for loans was primarily the result of the $412,000 increase related to the adoption of ASU 2016-13, a $17,000 provision for credit losses and $10,000 in net recoveries. The ACL for unfunded loan commitments was $798,000 at June 30, 2023. The increase in the ACL for unfunded loan commitments was primarily the result of the $665,000 increase related to the adoption of ASU 2016-13 and a $133,000 provision for credit losses. Nonaccrual loans represented 0.19% of total loans at June 30, 2023, compared to 0.21% of total loans at December 31, 2022. Net recoveries for the six months ended June 30, 2023 were $10,000 compared to net recoveries of $64,000 for the six months ended June 30, 2022.

FHLB Stock. FHLB stock increased $1.5 million, or 44.1%, from $3.4 million at December 31, 2022 to $4.9 million at June 30, 2023. This increase was primarily due to the net increase in FHLB advances and the requirement by FHLB to hold additional stock as a result of the increased level of advances.

Deposits. Deposits decreased $16.5 million, or 4.3%, to $371.2 million at June 30, 2023, from $387.7 million at December 31, 2022. This decrease was primarily due to a $24.5 million decrease in money market accounts, a $17.6 million decrease in noninterest bearing checking accounts and an $11.2 million decrease in savings accounts. These decreases were partially offset by a $39.3 million increase in certificates of deposit. The decrease in deposits was partially due to customers transferring some or all of their deposits to higher rate investment alternatives, including treasury securities and higher rate deposit accounts at other financial institutions, as a result of the rising interest rate environment. As market rates have increased, we have also seen a shift in our deposit mix from noninterest bearing checking accounts and lower interest NOW and savings accounts into money market accounts and certificates of deposits. Based on the relatively higher rates of interest being offered by other financial institutions in our market and the higher cost of other funding alternatives, the Company determined that it was more cost effective to replace a portion of these deposits, many of which were with customers that had no other banking relationships with the Company, with FHLB advances. The Company continues to build upon its banking relationships with its core customers, including deposits, and in attracting new relationships. The decrease in deposits was also partially due to the use of noninterest and lower rate deposit funds by our commercial customers to fund their operations, as their borrowing cost has increased during the current interest rate environment.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $7.1 million to $8.1 million at June 30, 2023 from $1.0 million at December 31, 2022. The increase was due to normal seasonal activity.

FHLB Advances. FHLB advances increased $20.0 million, or 28.0%, to $91.5 million at June 30, 2023, from $71.5 million at December 31, 2022. The increase in FHLB advances was primarily used to partially fund outgoing cash flows from the decrease in deposits and the increase in net loans.

Total Stockholders’ Equity. Total stockholders’ equity decreased $1.3 million to $74.1 million at June 30, 2023, from $75.4 million at December 31, 2022. The decrease was primarily due to a $1.7 million decrease in retained earnings. The decrease in retained earnings was primarily the result of a net loss of $869,000 for the six months ended June 30, 2023 and the adoption of ASU 2016-13 on January 1, 2023, which had a $783,000 negative impact on retained earnings. The Company also purchased 27,303 shares of its common stock during the six months ended June 30, 2023 under its stock repurchase plan which resulted in a $232,000 reduction in stockholders' equity. This decrease was partially offset by a $0.4 million decrease in net unrealized losses on available-for-sale securities, which net of taxes, resulted in a $0.3 million increase in stockholders’ equity. The decrease in net unrealized losses on available-for-sale securities was the result of changes in market interest rates.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three and six months ended June 30, 2023 and 2022. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$378,797	$4,238	4.49%	$339,448	$3,009	3.56%
Securities available-for-sale	110,718	588	2.13%	128,204	566	1.77%
Other interest-earning assets	12,427	191	6.18%	36,623	92	1.00%
Total interest-earning assets	501,942	5,017	4.01%	504,275	3,667	2.92%
Non-interest-earning assets	36,636			35,778
Total assets	$538,578			$540,053
Interest-earning liabilities:
NOW accounts	$31,370	$59	0.76%	$36,367	$9	0.10%
Money market accounts	102,230	530	2.08%	96,782	73	0.30%
Savings accounts	53,323	7	0.05%	67,690	8	0.05%
Certificates of deposit	96,829	700	2.90%	84,240	97	0.46%
Total interest-bearing deposits	283,752	1,296	1.83%	285,079	187	0.26%
Federal Home Loan Bank advances	90,974	654	2.88%	57,802	181	1.25%
Other interest-bearing liabilities	6,872	1	0.08%	7,314	2	0.12%
Total interest-bearing liabilities	381,598	1,951	2.05%	350,195	370	0.42%
Non-interest-bearing deposits	77,138			103,148
Other non-interest-bearing liabilities	7,550			6,493
Total liabilities	466,286			459,836
Total stockholders’ equity	72,292			80,217
Total liabilities and stockholders’ equity	$538,578			$540,053
Net interest income		$3,066			$3,297
Net interest-earning assets	$120,344			$154,080
Interest rate spread(2)			1.96%			2.50%
Net interest margin(3)			2.45%			2.62%
Average interest-earning assets to average interest-bearing liabilities	131.54%			144.00%

(1)
Includes loan (expense) fees of ($35,000) and $20,000 for the three months ended June 30, 2023 and 2022, respectively.
(2)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$371,562	$8,064	4.38%	$334,612	$6,299	3.80%
Securities available-for-sale	112,291	1,191	2.14%	131,090	1,114	1.71%
Other interest-earning assets	16,022	476	5.99%	38,656	139	0.73%
Total interest-earning assets	499,875	9,731	3.93%	504,358	7,552	3.02%
Non-interest-earning assets	36,801			34,700
Total assets	$536,676			$539,058
Interest-earning liabilities:
NOW accounts	$31,399	$111	0.72%	$36,430	$16	0.09%
Money market accounts	108,779	1,072	1.99%	96,746	144	0.30%
Savings accounts	56,064	14	0.05%	67,049	17	0.05%
Certificates of deposit	89,854	1,081	2.43%	82,614	179	0.44%
Total interest-bearing deposits	286,096	2,278	1.61%	282,839	356	0.25%
Federal Home Loan Bank advances	85,385	1,148	2.71%	56,293	350	1.25%
Other interest-bearing liabilities	5,024	3	0.11%	5,424	4	0.17%
Total interest-bearing liabilities	376,505	3,429	1.84%	344,556	710	0.42%
Non-interest-bearing deposits	79,836			104,585
Other non-interest-bearing liabilities	7,019			6,474
Total liabilities	463,360			455,615
Total stockholders’ equity	73,316			83,443
Total liabilities and stockholders’ equity	$536,676			$539,058
Net interest income		$6,302			$6,842
Net interest-earning assets	$123,370			$159,802
Interest rate spread(2)			2.09%			2.60%
Net interest margin(3)			2.54%			2.74%
Average interest-earning assets to average interest-bearing liabilities	132.77%			146.38%

(1)
Includes loan (expense) fees of ($54,000) and $124,000 for the six months ended June 30, 2023 and 2022, respectively.
(2)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following tables present the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in average rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior period average rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments included within the following table.

	Three Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$377	$852	$1,229
Securities	(45)	67	22
Other	(15)	114	99
Total interest-earning assets	317	1,033	1,350
Interest-bearing liabilities:
NOW	1	(51)	(50)
Money market deposits	(4)	(453)	(457)
Savings	1	—	1
Certificates of deposit	(17)	(586)	(603)
Total interest-bearing deposits	(19)	(1,090)	(1,109)
Borrowings	(145)	(328)	(473)
Other	—	1	1
Total interest-bearing liabilities	(164)	(1,417)	(1,581)
Change in net interest income	$153	$(384)	$(231)

	Six Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$740	$1,025	$1,765
Securities	(105)	182	77
Other	(30)	367	337
Total interest-earning assets	605	1,574	2,179
Interest-bearing liabilities:
NOW	2	(97)	(95)
Money market deposits	(20)	(908)	(928)
Savings	3	—	3
Certificates of deposit	(17)	(885)	(902)
Total interest-bearing deposits	(32)	(1,890)	(1,922)
Borrowings	(246)	(552)	(798)
Other	—	1	1
Total interest-bearing liabilities	(278)	(2,441)	(2,719)
Change in net interest income	$327	$(867)	$(540)

Comparison of Operating Results for the Three Months Ended June 30, 2023 and 2022

Net Income (Loss). We recorded a net loss of $508,000 for the three months ended June 30, 2023, compared to a net loss of $241,000 for the three months ended June 30, 2022. The increased loss was primarily due to a $201,000 decrease in net interest income after provision for credit losses and a $1.0 million increase in noninterest expense, partially offset by an $802,000 increase in noninterest income and a $140,000 increase in income tax benefit.

Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 35.1%, to $5.0 million for the three months ended June 30, 2023, from $3.7 million for the three months ended June 30, 2022. The increase was due primarily to a $1.2 million increase in interest and fees on loans. The increase in interest and fees earned on loans was primarily due to a $39.4 million increase in the average amount of loans outstanding, from $339.4 million in the second quarter of 2022 to $378.8 million in the second quarter of 2023, and a 93 basis point increase in the yield earned on loans, from 3.56% for the second quarter of 2022 to 4.49% in the second quarter of 2023. The increase in the yield earned on loans during the second quarter of 2023 was primarily due to increases in market rates. The increase in loans was consistent with the Company's strategy to grow the loan portfolio.

Interest Expense. Interest expense increased $1.6 million, or 432.4%, to $2.0 million for the three months ended June 30, 2023, from $370,000 for the three months ended June 30, 2022. This increase was primarily due to a $1.1 million increase in interest expense on deposits and a $473,000 increase in interest expense on FHLB advances. The increase in interest expense on deposits was primarily due to a 157 basis point increase in the average rate paid on deposits, partially offset by a $1.3 million decrease in average deposits outstanding from the second quarter of 2022 to the second quarter of 2023. The increase in interest expense on deposits was primarily due to the increase in market rates of interest and also a shift in our deposit mix. As market rates increased, many of our deposit customers transferred funds from noninterest bearing checking accounts and low interest NOW and savings accounts into higher rate products, including money market accounts and certificates of deposit. The average balance of noninterest bearing checking accounts decreased $26.0 million, or 25.2%, while NOW and savings accounts decreased $5.0 million, or 13.7%, and $14.4 million, or 21.2%, respectively, from the first quarter of 2022 to the first quarter of 2023. During the same period, the average balance of money market accounts and certificates of deposits increased $5.4 million, or 5.6%, and $12.6 million, or 14.9%, respectively. Interest expense on money market accounts increased $457,000, or 626.0%, from the first quarter of 2022 to the first quarter of 2023 as a result of the increase in average balances outstanding and also a 178 basis point increase in the average rate paid on these accounts. Interest expense on certificates of deposit increased $603,000, or 621.6%, from the first quarter of 2022 to the first quarter of 2023 as a result of the increase in average balances outstanding and also a 244 basis point increase in the average rate paid on these accounts.

Interest expense on FHLB advances increased $473,000, or 261.3%, from $181,000 for the second quarter of 2022 to $654,000 for the second quarter of 2023. This increase was primarily due to a 163 basis point increase in the average rate paid on the advances from 1.25% in the second quarter of 2022 to 2.88% in the second quarter of 2023 and a $33.2 million, or 57.4%, increase in the average balance outstanding, from $57.8 million in the second quarter of 2022 to $91.0 million in the second quarter of 2023. The increase in the average rate paid on FHLB advances was primarily due to the changes in market interest rates.

Net Interest Income. Net interest income decreased $231,000, or 7.0%, to $3.1 million for the three months ended June 30, 2023, from $3.3 million for the three months ended June 30, 2022. This decrease was primarily due to a $1.6 million increase in interest expense partially offset by a $1.3 million increase in interest and dividend income. Our net interest rate spread decreased 54 basis points to 1.96% for the three months ended June 30, 2023, from 2.50% for the three months ended June 30, 2022. Our net interest margin decreased 17 basis points to 2.45%, from 2.62% over the same period.

Provision for Credit Losses. The provision for credit losses was $75,000 for the three months ended June 30, 2023, compared to a $105,000 provision for the three months ended June 30, 2022.

Noninterest Income. Noninterest income increased $802,000, or 679.7%, to $920,000 for the three months ended June 30, 2023, from $118,000 for the three months ended June 30, 2022. The increase was primarily the result of a $747,000 increase in income associated with changes in the market value of equity securities and a $157,000 gain from the collection of benefits from a bank owned life insurance policy. These increases were partially offset by a $76,000 decrease in net gain on sale of loans. The increase in the market value of marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the $747,000 change in the market of equity securities in noninterest expense. The decrease in the net gain on sale of loans was primarily due to the decrease in the sale of mortgage loans held for sale, which decreased $6.2 million, from $8.0 million in the second quarter of 2022 to $1.8 million in the second quarter of 2023. This decrease was primarily the result of the changing interest rate environment and lower inventory of housing available in our market.

Noninterest Expense. Noninterest expense increased $1.0 million, or 27.0%, to $4.7 million for the three months ended June 30, 2023 from $3.7 million for the three months ended June 30, 2022. This increase was primarily due to a $1.0 million increase in salaries and benefits expense. The increase in salaries and benefits expense was primarily due to a $747,000 increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in noninterest income. Also contributing to the increase in salaries and benefits expense were $418,000 in severance and employment agreement costs related to the reduction-in-force ("RIF") that was implemented in April 2023 and an $89,000 increase in stock based compensation expense. The RIF resulted in the termination of five employees and a $575,000 reduction in annual salaries and benefits expense. As part of the RIF, we eliminated the majority of our IT staff and outsourced our network administration to an external third party. The projected annual cost for these IT related services is expected to be $257,000. In addition to the RIF, the Company has continued its cost savings initiative to review all open positions prior to rehiring. During the second quarter of 2023, three open positions were eliminated, which will result in a $376,000 reduction in annual salaries and benefits expense. In addition, we are significantly adjusting our bonus program for 2023 (to be paid in 2024), which is projected to result in a $558,000 reduction in salaries and benefits expense for 2023. This includes the elimination of projected bonuses for our three executive officers as well as a reduction in bonuses for other positions. The increase in stock based compensation expense was primarily related to the issuance of stock options and awards under the 2022 Equity Incentive Plan.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $273,000 for the three months ended June 30, 2023, compared to an income tax benefit of $133,000 for the three months ended June 30, 2022. The increase in income tax benefit was primarily due to an increase in the loss before taxes during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Comparison of Operating Results for the Six Months Ended June 30, 2023 and 2022

Net Income (Loss). We recorded a net loss of $869,000 for the six months ended June 30, 2023, compared to a net loss of $296,000 for the six months ended June 30, 2022. The increased loss was primarily due to a $480,000 decrease in net interest income after provision for credit losses and a $1.5 million increase in noninterest expense, partially offset by a $1.2 million increase in noninterest income and a $232,000 increase in income tax benefit.

Interest and Dividend Income. Interest and dividend income increased $2.2 million, or 29.3%, to $9.7 million for the six months ended June 30, 2023, from $7.5 million for the six months ended June 30, 2022. The increase was due primarily to a $1.8 million increase in interest and fees on loans and a $337,000 increase in interest on other interest earning assets. The increase in interest and fees earned on loans was primarily due to a $37.0 million increase in the average amount of loans outstanding, from $334.6 million for the six months ended June 30, 2022 to $371.6 million for the six months ended June 30, 2023, and a 58 basis point increase in the yield earned on loans, from 3.80% for six months ended June 30, 2022 to 4.38% for the six months ended June 30, 2023. The increase in the yield earned on loans during the six months ended June 30, 2023 was primarily due to increases in market rates. The increase in loans was consistent with the Company's strategy to grow the loan portfolio. The increase in interest earned on other interest earning assets, the majority of which is comprised of fed funds sold and FHLB stock, was primarily due to a 526 basis point increase in yield, from 0.73% for the six months ended June 30, 2022 to 5.99% for the six months ended June 30, 2023, partially offset by a $22.6 million decrease in the average balance outstanding, from $38.6 million for the six months ended June 30, 2022 to $16.0 million for the six months ended June 30, 2023.

Interest Expense. Interest expense increased $2.7 million, or 380.3%, to $3.4 million for the six months ended June 30, 2023, from $710,000 for the six months ended June 30, 2022. This increase was primarily due to a $1.9 million increase in interest expense on deposits and a $798,000 increase in interest expense on FHLB advances. The increase in interest expense on deposits reflected a 136 basis point increase in the average rate paid on deposits and a $3.3 million increase in average deposits outstanding from the first six months of 2022 to the first six months of 2023. The increase in interest expense on deposits was primarily due to the increase in market rates of interest and also a shift in our deposit mix. As market rates increased, many of our deposit customers transferred funds from noninterest bearing checking accounts and low interest NOW and savings accounts into higher rate products, including money market accounts and certificates of deposit. The average balance of noninterest bearing checking accounts decreased $24.7 million, or 23.7%, while NOW and savings accounts decreased $5.0 million, or 13.8%, and $11.0 million, or 16.4%, respectively, from the first six months of 2022 to the first six months of 2023. During the same period, the average balance of money market accounts and certificates of deposits increased $12.0 million, or 12.4%, and $7.2 million, or 8.8%, respectively. Interest expense on money market accounts increased $928,000, or 644.4%, from the first six months of 2022 to the first six months of 2023 as a result of the increase in average balances outstanding and also a 169 basis point increase in the average rate paid on these accounts. Interest expense on certificates of deposit increased $902,000, or 503.9%, from the first six months of 2022 to the first six months of 2023 as a result of the increase in average balances outstanding and also a 199 basis point increase in the average rate paid on these accounts.

Interest expense on FHLB advances increased $798,000, or 228.0%, from $350,000 for the first six months of 2022 to $1.1 million for the first six months of 2023. This increase was primarily due to a 146 basis point increase in the average rate paid on the advances from 1.25% in the first six months of 2022 to 2.71% in the first six months of 2023 and a $29.1 million, or 51.7%, increase in the average balance outstanding, from $56.3 million in the first six months of 2022 to $85.4 million in the first six months of 2023. The increase in the average rate paid on FHLB advances was primarily due to the changes in market interest rates.

Net Interest Income. Net interest income decreased $540,000, or 7.9%, to $6.3 million for the six months ended June 30, 2023 and 2022, from $6.8 million for the six months ended June 30, 2022. This decrease was primarily due to a $2.7 million increase in interest expense partially offset by a $2.2 million increase in interest and dividend income. Our net interest rate spread decreased 51 basis points to 2.09% for the six months ended June 30, 2023, from 2.60% for the six months ended June 30, 2022. Our net interest margin decreased 20 basis points to 2.54%, from 2.74% over the same period.

Provision for Credit Losses. The provision for credit losses was $150,000 for the six months ended June 30, 2023, compared to a $210,000 provision for the six months ended June 30, 2022.

Noninterest Income. Noninterest income increased $1.2 million, or 236.2%, to $1.7 million for the six months ended June 30, 2023, from $508,000 for the six months ended June 30, 2022. The increase was primarily the result of a $1.2 million increase in income associated with changes in the market value of equity securities, partially offset by a $116,000 decrease in net gain on sale of loans. The increase in the market value of marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the $1.2 million change in the market of equity securities in noninterest expense. The decrease in the net gain on sale of loans was primarily due to the decrease in the sale of mortgage loans held for sale, which decreased $10.7 million, from $14.9 million for the first six months of 2022 to $4.2 million for the first six months of 2023. This decrease was primarily the result of the changing interest rate environment and lower inventory of housing available in our market.

Noninterest Expense. Noninterest expense increased $1.5 million, or 19.7%, to $9.1 million for the first six months of 2023 from $7.6 million for the first six months of 2022. This increase was primarily due to a $1.7 million increase in salaries and benefits expense, partially offset by $156,000 decrease in other noninterest expenses. The increase in salaries and benefits expense was primarily due to a $1.2 million increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in noninterest income. Also contributing to the increase in salaries and benefits expense was $418,000 in severance related cost as a result of the reduction-in-force ("RIF") that was implemented in April 2023 and a $218,000 increase in stock-based compensation expense. The RIF resulted in the termination of five employees and a $575,000 reduction in annual salaries and benefits expense. As part of the RIF, we eliminated the majority of our IT staff and outsourced our network administration to an external third party. The projected annual cost for these IT related services is expected to be $257,000. In addition to the RIF, the Company has continued its initiative to review all open positions prior to rehiring. During the first six months of 2023, we eliminated nine additional positions, which will result in a $718,000 reduction in annual salaries and benefits expense. As a result of these actions, we have decreased the number of full-time equivalent employees from 110 to 89 since June 2022, which has resulted in a $1.8 million reduction in salaries and benefits expense on an annual basis. In addition, we are significantly adjusting our bonus program for 2023 (to be paid in 2024), which is projected to result in a $558,000 reduction in salaries and benefits expense for 2023. This includes the elimination of projected bonuses for our three executive officers as well as a reduction in bonuses for other positions. The increase in stock-based compensation expense was primarily related to the issuance of stock options and awards under the 2022 Equity Incentive Plan.

In addition to the actions taken to reduce salaries and benefits expense, the Company has also implemented additional cost savings initiatives that have resulted in a $156,000 decrease in other noninterest expenses for the six months ended June 30, 2023 as compared to six months ended June 30, 2022. The majority of these savings were related to a $94,000 reduction in professional services and a $42,000 reduction in advertising and promotions expense.

Income Tax (Benefit) Expense. We recorded an income tax benefit of $424,000 for the first six months of 2023, compared to an income tax benefit of $192,000 for the first six months of 2022. The increase in income tax benefit was primarily due to an increase in the loss before taxes during the first six months of 2023 as compared to the first six months of 2022.

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

The table below sets forth, as of June 30, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$10,280	(12.67)%
+300	10,819	(8.08)%
+200	11,371	(3.39)%
+100	11,471	(2.54)%
Level	11,770	—%
-100	11,663	(0.91)%
-200	11,265	(4.30)%
-300	10,891	(7.47)%
-400	10,424	(11.44)%

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

The table below sets forth, as of June 30, 2023, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+400	$52,815	$(17,675)	(25.07)%
+300	57,261	(13,229)	(18.77)%
+200	62,035	(8,455)	(11.99)%
+100	65,911	(4,579)	(6.50)%
Level	70,490	—	—
-100	74,347	3,857	5.47%
-200	76,033	5,543	7.86%
-300	75,458	4,968	7.05%
-400	71,123	633	0.90%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at June 30, 2023, in the event of a 100-basis point increase in interest rates, we would have experienced a 6.50% decrease in our EVE and in the event of a 100-basis point decrease in interest rates, we would have experienced a 5.47% increase in our EVE. In the event of a 200-basis point increase in interest rates at June 30, 2023, we would have experienced a 11.99% decrease in our EVE and in the event of a 200-basis point decrease in interest rates, we would have experienced a 7.86% increase in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, FHLB advances, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. At June 30, 2023, we had $91.5 million outstanding in advances from the FHLB. At June 30, 2023, we had $73.2 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago, based on the level of qualifying real estate loans currently pledged to the FHLB. Additionally, at June 30, 2023, we had a $15.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at June 30, 2023. The Company also had an $8.9 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $11.6 million at June 30, 2023. The Company had not drawn on the Federal Reserve line as of June 30, 2023. We also have the ability to participate in the Federal Reserve's new Bank Term Funding Program as needed.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $836,000 million for the six months ended June 30, 2023, as compared to $611,000 net cash provided by operating activities for the six months ended June 30, 2022. Net cash used in investing activities was $15.0 million for the six months ended June 30, 2023, as compared to $52.5 million for the six months ended June 30, 2022. Net cash used in investment activities during the six months ended June 30, 2023 consisted primarily of a $21.4 million net increase in loans and a $1.4 million increase in FHLB stock, partially offset by $7.2 million from maturities, calls and payments on available-for-sale securities. Net cash used in investment activities during the six months ended June 30, 2022 consisted primarily of the purchase of $37.1 million of available-for-sale securities and a $26.0 million net increase in loans, partially offset by $10.9 million from maturities, calls and payments on available-for-sale securities. Net cash provided by financing activities was $10.3 million for the six months ended June 30, 2023, as compared to $5.3 million for the six months ended June 30, 2022. Net cash provided by financing activities for the first six months of 2023 primarily resulted from borrowings of $99.5 million of FHLB advances and a $7.1 million increase in advance payments by borrowers for taxes and insurance, partially offset by $79.5 million in principal payments on FHLB advances and a $16.5 million decrease in deposits. Net cash provided by financing activities for the first six months of 2022 primarily resulted from borrowings of $10.0 million of FHLB advances and a $5.9 million increase in advance payments by borrowers for taxes and insurance, partially offset by $8.0 million in principal payments on FHLB advances and a $1.4 million decrease in deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

Capital

At June 30, 2023, PyraMax Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $64.5 million, or 11.7% of adjusted total assets, which is above the well-capitalized required level of $27.5 million, or 5.0%. The Bank had total risk-based capital of $68.9 million, or 16.8% of risk-weighted assets, which is above the well-capitalized required level of $41.1 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2023. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in the Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A “Risk Factors” disclosed in the Company’s December 31, 2022 Annual Report on Form 10-K and March 31, 2023 Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the three months ended June 30, 2023.

Period	Total Number of Shares (or Units) Purchases (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2023	—	—	—	9,945
May 1 to May 31, 2023	9,282	$6.84	9,282	663
June 1 to June 30, 2023	5,118	7.50	5,118	617,067

On July 29, 2022, the Company adopted a stock repurchase program. On August 26, 2022, the Company received a non-objection letter from the Federal Reserve Bank of Chicago ("FRB"), permitting the Company to repurchase 319,766 shares of its common stock, which represented 5% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on September 1, 2022 and as of June 7, 2023, the Company had repurchased all 319,766 shares for a total purchase price of $3.4 million.

On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the Federal Reserve Bank of Chicago ("FRB"), permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on June 15, 2023 and as of June 30, 2023, the Company had repurchased 4,455 shares for a total purchase price of $34,000.

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
101.0

The following materials for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104.0	The cover page of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL (contained in Exhibit 101.0) *

_____________

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: August 10, 2023	/s/ David R. Ball
David R. Ball
President and Chief Executive Officer

Date: August 10, 2023	/s/ Steven T. Klitzing
Steven T. Klitzing
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)