Form 10-Q
period 2023-09-30
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2023-11-09
CIK 1847360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐ No ☒

6,109,644 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of October 31, 2023.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$23,241	$26,029
Fed funds sold	3,362	2,315
Cash and cash equivalents	26,603	28,344

Marketable equity securities, stated at fair value	3,286	2,924
Available-for-sale securities, stated at fair value	104,641	114,492
Loans held for sale	410	125
Loans, net of deferred costs	386,296	362,777
Allowance for credit losses for loans	(3,614)	(3,203)
Total loans, net of deferred loan costs and allowance for credit losses	382,682	359,574
Premises and equipment, net	5,240	5,451
Mortgage servicing rights, net	1,751	1,860
Federal Home Loan Bank (FHLB) stock, at cost	4,787	3,429
Accrued interest receivable	1,349	1,257
Cash value of life insurance	13,919	14,316
Other assets	9,908	11,244
TOTAL ASSETS	$554,576	$543,016
Liabilities and Stockholders’ Equity
Deposits	$386,973	$387,721
Advance payments by borrowers for taxes and insurance	10,264	1,029
FHLB advances	78,499	71,464
Accrued interest payable	1,099	291
Other liabilities	7,582	7,149
TOTAL LIABILITIES	484,417	467,654
Preferred stock, $0.01 par value, 10,000,000 shares authorized at September 30, 2023 and December 31, 2022	—	—
Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at September 30, 2023 and December 31, 2022; Issued – 6,154,164 at September 30, 2023 and 6,236,168 at December 31, 2022 (includes 162,690 and 211,349 unvested shares, respectively); Outstanding – 6,124,646 at September 30, 2023 and 6,206,105 at December 31, 2022 (includes 162,690 and 211,349 unvested shares, respectively)	62	62
Additional paid-in capital	49,907	49,931
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 439,037 and 453,792 shares at September 30, 2023 and December 31, 2022, respectively	(4,167)	(4,307)
Less treasury stock at cost, 29,518 shares at September 30, 2023 and 30,063 shares at December 31, 2022	(295)	(301)
Retained earnings	36,175	41,468
Accumulated other comprehensive (loss) income, net of income taxes	(11,523)	(11,491)
Total stockholders’ equity	70,159	75,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$554,576	$543,016

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$4,423	$3,563	$12,487	$9,862
Securities, taxable	656	613	1,847	1,727
Other	292	139	767	279
Total interest and dividend income	5,371	4,315	15,101	11,868
Interest expense:
Interest-bearing deposits	1,832	196	4,111	551
Borrowed funds	586	200	1,733	550
Other interest-bearing funds	1	2	4	7
Total interest expense	2,419	398	5,848	1,108
Net interest income	2,952	3,917	9,253	10,760
Provision for credit losses	75	—	225	210
Net interest income after provision for credit losses	2,877	3,917	9,028	10,550
Noninterest income:
Service charges and other fees	235	229	699	722
Loan servicing, net	172	167	502	515
Net gain on sale of loans	73	83	141	266
Net (loss) on sale of securities	(1,925)	—	(1,925)	—
Increase in cash surrender value of insurance	107	108	324	317
Unrealized gain (loss) on marketable equity securities	(158)	(159)	287	(892)
Other	113	51	278	58
Total noninterest income	(1,383)	479	306	986
Noninterest expense:
Salaries and employee benefits	2,264	2,687	7,792	7,738
Unrealized gain (loss) on marketable equity securities	(158)	(159)	287	(892)
Advertising and promotions	54	33	124	146
Data processing	225	221	672	630
Occupancy and equipment	285	326	922	1,010
FDIC assessment	61	36	182	99
Other	979	1,107	2,864	3,149
Total noninterest expense	3,710	4,251	12,843	11,880
(Loss) income before income taxes	(2,216)	145	(3,509)	(344)
Income tax expense (benefit)	1,425	21	1,001	(172)
Net (loss) income	$(3,641)	$124	$(4,510)	$(172)
Loss per share:
Basic	$(0.66)	$0.02	$(0.81)	$(0.03)
Diluted(1)	$(0.66)	$0.02	$(0.81)	$(0.03)
Average common shares outstanding:
Basic	5,534,711	5,810,185	5,538,509	5,842,184
Diluted(1)	5,534,711	5,983,241	5,538,509	5,842,184

See accompanying notes to the unaudited consolidated financial statements.

(1) Diluted loss per share and average shares outstanding excludes all common shares if their effect is anti-dilutive.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(3,641)	$124	$(4,510)	$(172)
Other comprehensive (loss) income:
Unrealized holding (losses) arising during the period on available-for-sale securities	(2,357)	(4,549)	(1,969)	(16,483)
Net realized losses on available-for-sale securities included in income	1,925	—	1,925	—
Other comprehensive (loss) before tax effect	(432)	(4,549)	(44)	(16,483)
Tax effect of other comprehensive (loss) income items	116	1,228	12	4,451
Other comprehensive (loss), net of tax	(316)	(3,321)	(32)	(12,032)
Comprehensive (loss)	$(3,957)	$(3,197)	$(4,542)	$(12,204)

See accompanying notes to the unaudited consolidated financial statements.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) - Unaudited

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of June 30, 2022	$64	$52,855	$(4,401)	$(301)	$41,319	$(8,570)	$80,966
Net income	—	—	—	—	124	—	124
Other comprehensive (loss)	—	—	—	—	—	(3,321)	(3,321)
ESOP shares committed to be released (4,892 shares)	—	2	47	—	—	—	49
Repurchase and cancellation of common stock-stock repurchase program (184,270 shares)	(1)	(1,994)	—	—	—	—	(1,995)
Stock compensation expense	—	80	—	—	—	—	80
Balance as of September 30, 2022	$63	$50,943	$(4,354)	$(301)	$41,443	$(11,891)	$75,903
Balance as of June 30, 2023	$62	$49,964	$(4,214)	$(295)	$39,816	$(11,207)	$74,126
Net loss	—	—	—	—	(3,641)	—	(3,641)
Other comprehensive (loss)	—	—	—	—	—	(316)	(316)
ESOP shares committed to be released (4,973 shares)	—	(16)	47	—	—	—	31
Repurchase and cancellation of common stock-stock repurchase program (32,107 shares)	—	(238)	—	—	—	—	(238)
Stock options exercised (3,159 shares)	—	19	—	—	—	—	19
Stock compensation expense	—	178	—	—	—	—	178
Balance as of September 30, 2023	$62	$49,907	$(4,167)	$(295)	$36,175	$(11,523)	$70,159
Balance as of January 1, 2022	$64	$52,805	$(3,432)	$(301)	$41,615	$142	$90,893
Net loss	—	—	—	—	(172)	—	(172)
Other comprehensive (loss)	—	—	—	—	—	(12,033)	(12,033)
Reimbursement of stock offering costs	—	2	—	—	—	—	2
Purchase of 96,446 shares by ESOP	—	—	(1,062)	—	—	—	(1,062)
ESOP shares committed to be released (14,757 shares)	—	11	140	—	—	—	151
Repurchase and retirement of shares-stock repurchase program (184,270 shares)	(1)	(1,994)					(1,995)
Purchase and retirement of common stock	—	(81)	—	—	—	—	(81)
Stock compensation expense	—	200	—	—	—	—	200
Balance as of September 30, 2022	$63	$50,943	$(4,354)	$(301)	$41,443	$(11,891)	$75,903

Balance as of January 1, 2023	$62	$49,931	$(4,307)	$(301)	$41,468	$(11,491)	$75,362
Net loss	—	—	—	—	(4,510)	—	(4,510)
Other comprehensive (loss)	—	—	—	—	—	(32)	(32)
Cumulative effect of change in accounting principle due to adoption of ASU 2016-13	—	—	—	—	(783)	—	(783)
ESOP shares committed to be released (14,755 shares)	—	(31)	140	—	—	—	109
Repurchase and cancellation of common stock-stock repurchase program (59,410 shares)	—	(470)	—	—	—	—	(470)
Sale of common stock by Rabbi Trust	—	—	—	6			6
Purchase and retirement of common stock	—	(57)	—	—	—	—	(57)
Stock options exercised (3,159 shares)	—	19	—	—	—	—	19
Stock compensation expense	—	515	—	—	—	—	515
Balance as of September 30, 2023	$62	$49,907	$(4,167)	$(295)	$36,175	$(11,523)	$70,159

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(4,510)	$(172)
Adjustments to reconcile net loss to net cash from operating activities
Net amortization of investment securities	54	121
Depreciation	373	464
Provision for credit losses	225	210
Gain on sale of other real estate owned	(110)	—
Net change in fair value of marketable equity securities	(287)	892
Net loss on sale of available for sale securities	1,925	—
Stock compensation expense	515	200
Deferred income tax expense (benefit)	1,001	(172)
Originations of mortgage loans held for sale	(8,948)	(19,006)
Proceeds from sales of mortgage loans held for sale	8,804	20,416
Net gain on sale of mortgage loans held for sale	(141)	(266)
ESOP compensation	109	151
Net change in cash value of life insurance	(324)	(317)
Changes in operating assets and liabilities
Net change in mortgage servicing rights	109	146
Accrued interest receivable and other assets	548	(907)
Accrued interest payable and other liabilities	333	(6)
Net cash (used in) provided by operating activities	(324)	1,754
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	19,495	—
Maturities, prepayments, and calls of available-for-sale securities	9,747	14,561
Purchases of available-for-sale securities	(21,413)	(37,139)
Purchase of marketable equity securities	(81)	(71)
Net (increase) in loans	(23,501)	(31,486)
Net (increase) in FHLB stock, net	(1,358)	(174)
Proceeds from cash value life insurance death benefits	720	—
Proceeds from sale of other real estate owned	699	—
Distribution of marketable equity securities	12	—
Net capital expenditures for premises and equipment	(751)	(162)
Net cash used in investing activities	(16,431)	(54,471)
Cash flows from financing activities
Net (decrease) in deposits	(748)	(5,203)
Net increase in advance payments by borrowers for taxes and insurance	9,235	8,365
Proceeds from the issuance of Federal Home Loan Bank advances	100,500	10,000
Principal payments on Federal Home Loan Bank advances	(93,465)	(8,491)
Reimbursement of stock offering costs	—	2
Stock options exercised	19
Repurchase and cancellation of common stock	(470)	(1,995)
Purchase and retirement of common stock	(57)	—
Purchases of ESOP shares	—	(1,062)
Net cash provided by financing activities	15,014	1,616
Net (decrease) in cash and cash equivalents	(1,741)	(51,101)
Cash and cash equivalents at beginning of period	28,344	66,803
Cash and cash equivalents at end of period	$26,603	$15,702
Supplemental cash flow information
Cash paid during the year for interest	$5,039	$1,075
Noncash activities
Loans transferred to held for sale	—	325

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

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2023, but prior to the release of the unaudited consolidated financial statements contained in this quarterly report on Form 10-Q were issued.

On November 6, 2023, Richard Hurd and the Boards of Directors of the Company and the Bank agreed that Mr. Hurd would step down as an Executive Vice President of each entity, effective immediately, but remain on the Boards of Directors. The Boards of Directors determined that, as part of this arrangement and in recognition of Mr. Hurd’s long-standing contributions to the Company and the Bank, Mr. Hurd would receive a lump sum payment in the fourth quarter of 2023 in an amount equal to what he otherwise would have received under his employment agreement through the remainder of its term (December 2024), or $163,000. In addition, the employment agreement between the Bank and Mr. Hurd became null and void on November 6, 2023, except for those post-termination obligations contained in Section 11 of the employment agreement.

There were no additional subsequent event disclosures or financial statement impacts related to events occurring after September 30, 2023 that warranted adjustment to or disclosure in these unaudited consolidated financial statements.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

On January 1, 2023, we adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), using the modified retrospective approach, as further described in the section below titled Recently Adopted Accounting Standards. Adoption of the standard resulted in changes to our available-for-sale securities and allowance for credit losses policies, as presented below. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K regarding additional significant accounting policies, including accounting policies in effect prior to the adoption of ASU 2016-13.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company utilizes the weighted average remaining maturity methodology to measure the ACL. This methodology incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component includes the calculation of loss rates that are based on historical lookback periods. The Company calculates a loss rate based on historical loan level loss experience for portfolio segments with similar risk characteristics. The historical loss rate is adjusted for select macroeconomic variables that consider both historical trends as well as forecasted trends. The Company measures expected credit losses of these financial assets by applying loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and default assumptions.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to provision for credit losses for off-balance sheet credit exposures. The allowance for credit losses on off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration management’s assumption of the likelihood that funding will occur, and is included in other liabilities on the Company’s Consolidated Balance Sheets.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326). ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses. The Company adopted ASU 2016-13 and ASU 2022-02 as of January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of ASU 2016-13 resulted in an initial increase of $412,000 to the allowance for credit losses for loans and the establishment of a $665,000 allowance for credit losses for unfunded loan commitments. The allowance for credit losses for unfunded loan commitments is included in other liabilities on the Company's Consolidated Balance Sheets. The after-tax cumulative-effect adjustment of $783,000 was recorded in retained earnings as of January 1, 2023.

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

The amortized costs and fair values of securities available-for-sale were as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$8,235	$—	$(1,093)	$7,142
Obligations of states and political subdivisions	19,850	—	(3,939)	15,911
Government-sponsored mortgage-backed securities	87,519	—	(10,704)	76,815
Asset-backed securities	3,827	5	(25)	3,807
Certificates of deposit	995	—	(29)	966
Total	$120,426	$5	$(15,790)	$104,641

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$29,597	$—	$(2,970)	$26,627
Obligations of states and political subdivisions	21,379	6	(3,729)	17,656
Government-sponsored mortgage-backed securities	73,235	$—	(8,968)	64,267
Asset-backed securities	4,563	$—	(46)	4,517
Certificates of deposit	1,459	$—	(34)	1,425
Total	$130,233	$6	$(15,747)	$114,492

The fair value of available-for-sale securities that were pledged as collateral at September 30, 2023 and December 31, 2022, were $7.8 million and $3.6 million, respectively.

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

	September 30, 2023
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$1,080	$1,064
Due after one through 5 years	8,229	7,312
Due after 5 through 10 years	16,657	13,352
Due after 10 years	3,114	2,291
Total debt and other securities	29,080	24,019
Mortgage-related securities	87,519	76,815
Asset-backed securities	3,827	3,807
Total	$120,426	$104,641

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury notes	$—	$—	$7,142	$(1,093)	$7,142	$(1,093)
Obligations of states and political subdivisions	339	(1)	15,572	(3,938)	15,911	(3,939)
Government-sponsored mortgage-backed securities	20,958	(279)	55,857	(10,425)	76,815	(10,704)
Asset-backed securities	—	—	1,928	(25)	1,928	(25)
Certificates of deposit	—	—	966	(29)	966	(29)
Total	$21,297	$(280)	$81,465	$(15,510)	$102,762	$(15,790)

	December 31, 2022
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
U.S. Treasury notes	$—	$—	$26,627	$(2,970)	$26,627	$(2,970)
Obligations of states and political subdivisions	5,088	(396)	12,145	(3,333)	17,233	(3,729)
Government-sponsored mortgage-backed securities	19,084	(1,310)	45,183	(7,658)	64,267	(8,968)
Asset-backed securities	4,517	(46)	—	—	4,517	(46)
Certificates of deposit	1,425	(34)	—	—	1,425	(34)
Total	$30,114	$(1,786)	$83,955	$(13,961)	$114,069	$(15,747)

At September 30, 2023 and December 31, 2022, respectively, the Company had 81 and 92 debt securities with unrealized losses representing aggregate depreciation of approximately 13.3% and 12.1%, respectively, from their respective amortized cost basis. These unrealized losses relate principally to changes in interest rates and were not caused by changes in the financial condition of the issuers, the quality of any underlying assets or applicable credit enhancements. In analyzing whether unrealized losses on debt securities are other-than-temporary, management considers whether the securities are issued by a government body or agency, whether a rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer and the quality of any underlying assets or credit enhancements. As management has the intent and ability to hold these debt securities to projected recovery, none of these declines are deemed to be other-than-temporary.

On August 29, 2023, the Company executed the sale of $21.4 million in U.S. Treasury available-for-sale securities for a pre-tax loss of $1.9 million. Proceeds from the sale were used to purchase approximately $21.4 million of U.S. government sponsored mortgage-backed securities, which were classified as available-for-sale upon purchase.

The following is a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for each of the periods listed below:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Proceeds from sales of securities available-for-sale	$19,495	$—	$19,495	$—

Gross realized gains	$—	$—	$—	$—
Gross realized losses	(1,925)	—	(1,925)	—
Net realized loss	$(1,925)	$—	$(1,925)	$—

NOTE 4 – LOANS

Major classifications of loans, reported at amortized cost, are summarized as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Commercial:
Real estate	$221,653	$210,858
Land development	—	—
Other	45,682	43,708
Residential real estate:
First mortgage	95,361	85,444
Construction	2,707	3,248
Consumer:
Home equity and lines of credit	19,897	18,590
Other	165	99
Subtotal (1)	385,465	361,947
Net deferred loan costs	831	830
Allowance for credit losses for loans	(3,614)	(3,203)
Loans, net	$382,682	$359,574

(1) Totals do not include accrued interest receivable, which was $987,000 and $874,000 at September 30, 2023 and December 31, 2022, respectively, which is recorded separately on the Company’s Consolidated Balance Sheets.

Deposit accounts in an overdrawn position and reclassified as loans totaled $25,000 and $98,000 at September 30, 2023 and December 31, 2022, respectively.

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

The Company also purchases loan participations from other financial institutions. The outstanding balance of loans purchased are included in the totals above and totaled $39.4 million as of September 30, 2023 and $31.6 million as of December 31, 2022. In addition, the amount available for future draws totaled $57.5 million at September 30, 2023. Loans purchased are primarily comprised of commercial real estate and other commercial loans.

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of September 30, 2023 and December 31, 2022, respectively, the Company had transferred $29.8 million and $30.3 million in participation loans which were eligible for sales treatment to other financial institutions, all of which continue to be serviced by the Company.

NOTE 4 – LOANS (continued)

A summary of activity in the allowance for credit losses for loans and the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2023 and in the allowance for loan losses for the three and nine months ended September 30, 2022, is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended September 30, 2023
Allowance for credit losses for loans
Beginning balance	$2,632	$831	$180	$3,643
Provision for credit losses	(26)	(8)	(2)	(36)
Loans charged-off	—	—	(1)	(1)
Recoveries	4	—	4	8
Ending balance	$2,610	$823	$181	$3,614

Allowance for credit losses for unfunded loan commitments(2)
Beginning balance	$771	$27	$—	$798
Provision for credit losses	132	(21)	—	111
Loans charged-off	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$903	$6	$—	$909

Total Allowance for credit losses for loans and unfunded loan commitments	$3,513	$829	$181	$4,523

Three months ended September 30, 2022
Allowance for loan losses
Beginning balance	$1,924	$745	$463	$3,132
Provision for loan losses	—	—	—	—
Loans charged-off	—	—	(1)	(1)
Recoveries	4	—	45	49
Ending balance	$1,928	$745	$507	$3,180

NOTE 4 – LOANS (continued)

	Commercial	Residential	Consumer	Total
	(in thousands)
Nine months ended September 30, 2023
Allowance for credit losses for loans
Beginning balance	$1,944	$752	$507	$3,203
Provision for credit losses	(14)	(4)	(1)	(19)
CECL Adoption Adjustment(1)	666	75	(329)	$412
Loans charged-off	—	—	(8)	(8)
Recoveries	14	—	12	26
Ending balance	$2,610	$823	$181	$3,614

Allowance for credit losses for unfunded loan commitments(2)
Beginning balance	$—	$—	$—	$—
Provision for credit losses	263	(19)	—	244
CECL Adoption Adjustment(1)	640	25	—	$665
Loans charged-off	—	—	—	—
Recoveries	—	—	—	—
Ending balance	$903	$6	$—	$909

Total Allowance for credit losses for loans and unfunded loan commitments	$3,513	$829	$181	$4,523

Nine months ended September 30, 2022
Allowance for loan losses
Beginning balance	$1,657	$745	$456	$2,858
Provision for loan losses	210	—	—	210
Loans charged-off	—	—	(5)	(5)
Recoveries	61	—	56	117
Ending balance	$1,928	$745	$507	$3,180

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

NOTE 4 – LOANS (continued)

The provision for credit losses is determined by the Company as the amount that is to be added to the ACL accounts to bring the ACL to a level that, in management's judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended September 30,
	2023	2022
	(in thousands)
Provision for credit losses for:
Loans	$(36)	$—
Unfunded loan commitments	111	N/A
Total	$75	$—

	Nine months ended September 30,
	2023	2022
	(in thousands)
Provision for credit losses for:
Loans	$(19)	$210
Unfunded loan commitments	244	N/A
Total	$225	$210

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

NOTE 4 – LOANS (continued)

The following table presents the amortized cost basis of our loans by credit quality indicator and origination year, at September 30, 2023:

	September 30, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial real estate:
Pass	$15,107	$72,575	$40,954	$41,305	$10,238	$34,911	$22	$-	$215,112
Watch and special mention	-	233	-	-	452	238	-	-	923
Substandard	-	3,286	604	-	291	1,437	-	-	5,618
Total commercial real estate	15,107	76,094	41,558	41,305	10,981	36,586	22	-	221,653
Other commercial loans:
Pass	14,082	13,563	5,740	1,231	138	1,684	5,586	-	42,024
Watch and special mention	-	-	227	184	29	56	1,868	-	2,364
Substandard	-	252	445	-	-	130	467	-	1,294
Total other commercial loans	14,082	13,815	6,412	1,415	167	1,870	7,921	-	45,682
Total commercial loans	29,189	89,909	47,970	42,720	11,148	38,456	7,943	-	267,335
Residential real estate - first mortgage:
Performing	12,817	13,917	31,957	16,012	3,058	16,930	-	-	94,691
Nonaccrual	-	-	-	-	-	670	-	-	670
Total residential real estate - first mortgage	12,817	13,917	31,957	16,012	3,058	17,600	-	-	95,361
Residential real estate - construction:
Performing	298	736	1,673	-	-	-	-	-	2,707
Nonaccrual	-	-	-	-	-	-	-	-	-
Total residential real estate - construction	298	736	1,673	-	-	-	-	-	2,707
Total residential real estate	13,115	14,653	33,630	16,012	3,058	17,600	-	-	98,068
Consumer - home equity and lines of credit:
Performing	19	59	147	113	172	1,306	17,249	801	19,866
Nonaccrual	-	-	-	-	-	31	-	-	31
Total consumer - home equity and lines of credit	19	59	147	113	172	1,337	17,249	801	19,897
Consumer - other
Performing	106	49	-	8	2	-	-	-	165
Nonaccrual	-	-	-	-	-	-	-	-	-
Total consumer - other	106	49	-	8	2	-	-	-	165
Total consumer	125	108	147	121	174	1,337	17,249	801	20,062
Total loans	$42,429	$104,670	$81,747	$58,853	$14,380	$57,393	$25,192	$801	$385,465

NOTE 4 – LOANS (continued)

A summary of the credit quality indicators, at amortized cost, prior to the adoption of CECL is presented below:

	December 31, 2022
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$206,655	$2,932	$1,271	$210,858
Land development	—	—	—	—
Other	41,569	35	2,104	43,708
Total	$248,224	$2,967	$3,375	$254,566

There were no commercial loans rated Doubtful or Loss as of December 31, 2022.

	December 31, 2022
	Performing	Non-Performing	Total
	(in thousands)
Residential real estate:
First mortgage	$84,730	$714	$85,444
Construction	3,248	—	3,248
Consumer:
Home equity and lines of credit	18,535	55	18,590
Other	99	—	99
Total	$106,612	$769	$107,381

The following tables present gross charge-offs of our loans for each portfolio class, by origination year, that occurred during the three and nine months ended September 30, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2022 Annual Report on Form 10-K for additional information on our charge-off policy.

	For the three months ended September 30, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land development	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	1	-	-	-	-	-	-	-	1
Total consumer	1	-	-	-	-	-	-	-	1
Total current period charge-offs	$1	$-	$-	$-	$-	$-	$-	$-	$1

NOTE 4 – LOANS (continued)

	For the nine months ended September 30, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land development	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	1	3	1	1	-	2	-	-	8
Total consumer	1	3	1	1	-	2	-	-	8
Total current period charge-offs	$1	$3	$1	$1	$-	$2	$-	$-	$8

NOTE 4 – LOANS (continued)

An analysis of past due loans, net of amortized costs, is presented below:

	September 30, 2023
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$221,653	$221,653
Land development	—	—	—	—	—
Other	—	—	—	45,682	45,682
Residential real estate:
First mortgage	—	55	55	95,306	95,361
Construction	—	—	—	2,707	2,707
Consumer:
Home equity and lines of credit	—	—	—	19,897	19,897
Other	—	—	—	165	165
Total	—	55	$55	$385,410	$385,465

	December 31, 2022
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$1,732	$—	$1,732	$209,126	$210,858
Land development	—	—	—	—	—
Other	—	—	—	43,708	43,708
Residential real estate:
First mortgage	181	63	244	85,200	85,444
Construction	—	—	—	3,248	3,248
Consumer:
Home equity and lines of credit	72	21	93	18,497	18,590
Other	2	—	2	97	99
Total	$1,987	$84	$2,071	$359,876	$361,947

There were no loans 90 days or more past due and accruing interest as of September 30, 2023 or December 31, 2022, respectively.

NOTE 4 – LOANS (continued)

The following table presents the amortized cost of our loans on nonaccrual status as of September 30, 2023 and December 31, 2022. All loans that were 90 days or more past due were on nonaccrual status as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(in thousands)
Commercial:
Real estate	$—	$—
Land development	—	—
Other	—	—
Residential real estate:
First mortgage	670	714
Construction	—	—
Consumer:
Home equity and lines of credit	31	55
Other	—	—
Total nonaccrual loans	$701	$769
Total nonaccrual loans to total loans	0.18%	0.21%
Total nonaccrual loans to total assets	0.13%	0.14%

The Company had $701,000 of loans that were in nonaccrual status as of September 30, 2023, with no related allowance for credit losses. During the nine months ended September 30, 2023, there was no interest earned on nonaccrual loans and no accrued interest was reversed on nonaccrual loans.

At September 30, 2023, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operation of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

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

The table below summarizes collateral dependent loans and the related ACL at September 30, 2023 for which the borrower is experiencing financial difficulty:

	Loans	ACL
	(in thousands)
Commercial:
Real estate	$5,800	$—
Land development	—	—
Other	1,293	—
Residential real estate:
First mortgage	870	—
Construction	—	—
Consumer:
Home equity and lines of credit	31	—
Other	—	—
Total	$7,994	—

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

The adoption of ASU 2022-02 eliminated troubled debt restructurings (TDR's) recognition and measurement guidance, as well as all TDR related disclosures. Refer to Note 2 for additional information. TDRs were loan modifications where concessions were granted to borrowers experiencing financial difficulties. The Company did not modify any loans for borrowers that are experiencing financial difficulty and did not have any previous modifications that were made during the past 12 months that experienced a payment default during the three and nine months ended September 30, 2023.

At December 31, 2022, the Company had $538,000 of TDR's, of which $183,000 was on nonaccrual status. There were no loan modifications that were classified as a TDR during the year ended December 31, 2022.

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Company’s consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $287.3 million and $304.3 million as of September 30, 2023 and December 31, 2022, respectively.

A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(in thousands)		(in thousands)
Mortgage servicing rights beginning balance	$1,777	$1,939	$1,860	$2,036
Additions	19	10	36	57
Amortization	(45)	(59)	(145)	(203)
Mortgage servicing rights ending balance	$1,751	$1,890	$1,751	$1,890

Fair value at beginning of period	$3,317	$3,273	$3,376	$2,477
Fair value at end of period	$3,347	$3,335	$3,347	$3,335

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of September 30, 2023, the model used discount rates ranging from 10.1% to 13.0%, and prepayment speeds ranging from 6.9% to 36.7%, both of which were based on market data from independent organizations. As of September 30, 2022 the model used discount rates ranging from 9.5% to 13.0%, and prepayment speeds ranging from 7.7% to 38.2%.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the annual periods indicated. The projections of amortization expense are based on existing asset balances as of September 30, 2023. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

Estimated future amortization as of September 30, 2023:	(in thousands)
2023	$53
2024	203
2025	186
2026	181
2027	146
Thereafter	982
Total	$1,751

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	September 30, 2023	December 31, 2022
	(in thousands)
Non-interest bearing checking	$72,410	$92,465
Interest bearing checking	29,837	32,514
Money market	86,747	121,215
Statement savings	48,779	61,969
Certificates of deposit	149,200	79,558
Total	$386,973	$387,721

Certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 totaled $29.9 million and $8.9 million as of September 30, 2023 and December 31, 2022, respectively. The Company did not hold any brokered deposits as of September 30, 2023 or December 31, 2022.

As of September 30, 2023, the scheduled maturities of certificates of deposit for the annual periods are presented below:

(in thousands)
2023	$33,186
2024	95,170
2025	8,418
2026	12,061
2027	298
Thereafter	67
Total	$149,200

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances follows:

	September 30, 2023		December 31, 2022
	Rate	Amount	Rate	Amount
	(dollars in thousands)

Fixed rate, fixed term advance, maturing Feb 2023	—	—	1.62%	6,500
Fixed rate, fixed term advance, maturing July 2027	2.90%	5,000	2.90%	5,000
Putable advance, maturing July 2029, first option date January 2023	—	—	1.68%	5,000
Putable advance, maturing February 2030, first option date February 2023	—	—	0.98%	5,000
Putable advance, maturing October 2029, first put option date July 2023	—	—	2.96%	5,000
Putable advance, maturing February 2028, first option date November 2023	3.82%	5,000	—	—
Putable advance, maturing May 2028, first option date November 2023	3.16%	5,000	—	—
Putable advance, maturing January 2028, first option date January 2024	3.44%	5,000	—	—
Putable advance, maturing February 2028, first option date February 2024	3.63%	5,000	—	—
Putable advance, maturing March 2028, first option date March 2024	3.47%	5,000	—	—
Putable advance, maturing May 2026, first option date May 2024	3.92%	2,500	—	—
Putable advance, maturing May 2028, first option date May 2024	3.51%	2,500	—	—
Putable advance, maturing Mar 2030, first put option date March 2025	0.89%	10,000	0.89%	10,000
Putable advance, maturing Mar 2032, first put option date March 2027	1.74%	10,000	1.74%	10,000
Advance structured note, payments due monthly, maturing April 2030	1.05%	6,701	1.05%	7,435
Advance structured note, payments due monthly, maturing May 2030	1.19%	6,798	1.19%	7,529
SOFR Floater advance, maturing October 2023	5.56%	5,000	4.54%	5,000
SOFR Floater advance, maturing October 2024	5.61%	5,000	4.59%	5,000
Total		$78,499		$71,464

The scheduled maturities and required principal payments of Federal Home Loan Bank advances are presented below:

	September 30, 2023
	Weighted Average Rate	Amount
	(dollars in thousands)
2023	5.16%	$5,491
2024	4.34%	6,980
2025	1.12%	2,002
2026	2.67%	4,524
2027	2.38%	7,047
Thereafter	2.44%	52,455
Total	2.78%	$78,499

Actual maturities may differ from scheduled maturities due to call options on various FHLB advances.

The Company maintains a master contract agreement with the FHLB, which provides for borrowing up to the lesser of 22.22 times the value of the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the Secured Overnight Financing Rate ("SOFR"), federal funds or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company has pledged qualifying real estate and commercial and industrial loans with collateral values of approximately $170.7 million at September 30, 2023 and $172.4 million at December 31, 2022. FHLB advances were also secured by approximately $4.8 million and $3.4 million of FHLB stock held by the Company as of September 30, 2023 and December 31, 2022, respectively. The Company’s available and unused portion of this borrowing agreement totaled $91.1 million and $100.0 million as of September 30, 2023 and December 31, 2022, respectively. Additional borrowing would require additional stock purchase.

Additionally, at September 30, 2023 we had a $12.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at September 30, 2023. The Company also had an $9.5 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $12.7 million at September 30, 2023. The Company had not drawn on the Federal Reserve line as of September 30, 2023. The Company also has the ability to participate in the Federal Reserve's new Bank Term Funding Program as needed.

NOTE 8 – INCOME TAXES

Income tax expense (benefit) was $1.4 million and $21,000 for the three months ended September 30, 2023 and 2022 and $1.0 million and ($172,000) for the nine months ended September 30, 2023 and 2022, respectively.

On July 5, 2023, the Wisconsin legislature enacted 2023 Wisconsin Act 19 (the "Act"). The Act contains a provision that provides financial institutions with a state tax-exemption for interest, fees and penalties earned on qualifying loans. For the exemption to apply, the loan must be $5 million or less, for primarily a business or agricultural purpose, and made to borrowers residing or located in Wisconsin. The exemption first applies to taxable years beginning after December 31, 2022, and applies to loans on the books as of January 1, 2023 and to new loans made after January 1, 2023, that meet the qualifications. The Company currently projects that its Wisconsin state taxable income will be significantly reduced and/or eliminated in the future as a result of this provision. Also a result of this provision, the Company reversed $98,000 in income tax benefits which had been recorded during the first two quarters of 2023 and increased the valuation allowance for deferred tax assets by $1.8 million, resulting in a one-time $1.9 million increase in tax expense in the third quarter of 2023.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of September 30, 2023, and December 31, 2022, the deferred tax valuation allowance was $3.3 million and $934,000, respectively, reducing our net deferred tax assets to $7.6 million and $8.3 million at each respective date. The increase in the valuation allowance was primarily due to the $1.8 million increase as a result of the Act and $592,000 in tax benefits generated during the nine months ended September 30, 2023, which are not expected to be realized.

The board and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No material legal proceedings existed at September 30, 2023.

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

ASU 2016-13 requires that we establish an allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments, that meet certain requirements. The allowance for credit losses for off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, also taking into consideration management’s assumption of the likelihood that funding will occur. The allowance for credit losses for off-balance sheet credit exposures is included in other liabilities on the Company’s Consolidated Balance Sheets. Additional provisions for expected losses occur through a charge to the provision for credit losses. The adoption of the ASU 2016-13 resulted in the establishment of a $665,000 allowance for credit losses for unfunded loan commitments, based on $41.1 million in outstanding loan commitments that are expected to fund. At September 30, 2023, the allowance for credit losses for unfunded commitments was $909,000 and there was $55.2 million in outstanding commitments to extend credit that were expected to fund.

The contractual amounts of off-balance-sheet credit-related financial instruments are summarized below:

	September 30, 2023
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$1,474	$96,768	$98,242
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,027	—	1,027
Commitments to sell loans	1,220	—	1,220
Overdraft protection program commitments	3,789	—	3,789

	December 31, 2022
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$3,391	$80,631	$84,022
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	894	—	894
Commitments to sell loans	1,292	—	1,292
Overdraft protection program commitments	3,881	—	3,881

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

The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $1 million in outstanding commitments to deliver loans through the Program as of September 30, 2023. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of September 30, 2023, and December 31, 2022, the Company had no liability outstanding related to the Program.

Unfunded commitments under overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines of credit may or may not require collateral and may or may not contain a specific maturity date.

NOTE 10 – EMPLOYEE STOCK OWNERSHIP PLAN

The Company established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees, in conjunction with our 2019 reorganization. Eligible employees become 20% vested in their accounts after 1 year of service, 40% vested after 2 years of service, 60% vested after 3 years of service, 80% vested after 4 years of service, and 100% vested after 5 or more years of service, or earlier, upon death, disability or attainment of normal retirement age.

On January 8, 2019, the ESOP purchased 175,528 shares (231,047 shares adjusted for the 2021 conversion) of the Company’s common stock, which was funded by a loan from Old 1895 Bancorp. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP, and discretionary contributions from the Company to the ESOP and earnings thereon.

As part of the mutual-to-stock conversion and stock offering completed on July 14, 2021, the ESOP refinanced the aforementioned loan with New 1895 Bancorp, enabling the ESOP to purchase an aggregate of 283,360 additional shares of common stock. The ESOP completed the purchase of all the additional 283,360 shares at an average price of $10.90 in the second quarter of 2022.

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $31,000 and $49,000 in compensation expense for the three months ended September 30, 2023 and September 30, 2022, respectively, and $109,000 and $151,000 in compensation expense for the nine months ended September 30, 2023 and 2022, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Shares committed to be released	14,755	19,730
Total allocated shares	55,900	36,170
Total unallocated shares	439,037	453,792
Total ESOP shares	509,692	509,692
Fair value of unallocated shares (based on $7.05 and $10.00 share price as of September 30, 2023 and December 31, 2022, respectively)	$3,095	$4,538

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	September 30, 2023	December 31, 2022
	(in thousands)
Beginning balance	$1,015	$932
Adjustments due to changes in directors, executive officers, and/or principal stockholders	(167)	—
New loans	217	169
Repayments	(51)	(86)
Ending balance	$1,014	$1,015

Deposits from directors, executive officers, and their affiliates totaled $681,000 and $583,000 at September 30, 2023 and December 31, 2022, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms for these services were immaterial for the three and nine months ended September 30, 2023 and 2022, respectively.

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

The fair value hierarchy prioritizes inputs used to measure fair value into three broad levels:

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

		Recurring Fair Value Measurements Using
	September 30, 2023	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$3,286	$3,286	$—	$—
Securities available-for-sale:
U.S. Treasury notes	7,142	—	7,142	—
Obligations of states and political subdivisions	15,911	—	15,911	—
Government-sponsored mortgage-backed securities	76,815	—	76,815	—
Asset-backed securities	3,807	—	3,807	—
Certificates of deposit	966	—	966	—
Total	$107,927	$3,286	$104,641	$—

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

		Recurring Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,924	$2,924	$—	$—
Securities available-for-sale:
U.S. Treasury notes	26,627	—	26,627	—
Obligations of states and political subdivisions	17,656	—	17,656	—
Government-sponsored mortgage-backed securities	64,267	—	64,267	—
Asset-backed securities	4,517	—	4,517	—
Certificates of deposit	1,425	—	1,425	—
Total	$117,416	$2,924	$114,492	$—

Individually evaluated collateral dependent loans are measured at fair value on a non-recurring basis. There were no individually evaluated collateral dependent loans with a specific valuation allowance as of September 30, 2023 and December 31, 2022.

Mortgage servicing rights are measured at fair value on a non-recurring basis. There was no impairment on mortgage servicing rights as of September 30, 2023 and December 31, 2022.

The carrying values and estimated fair values of financial instruments are presented below:

	September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$26,603	$26,603	$—	$—
Available-for-sale securities	104,641	—	104,641	—
Marketable equity securities	3,286	3,286	—	—
Loans held for sale	410	—	410	—
Loans, net	382,682	—	—	353,717
Rate lock commitments	6	—	—	6
Accrued interest receivable	1,349	1,349	—	—
Federal Home Loan Bank Stock	4,787	—	—	4,787
Cash value of life insurance	13,919	—	—	13,919
Financial liabilities:
Deposits	386,973	237,772	—	147,476
Advance payments by borrowers for taxes and insurance	10,264	10,264	—	—
Federal Home Loan Bank advances	78,499	—	—	74,667
Accrued interest payable	1,099	1,099	—	—

NOTE 12 – FAIR VALUE MEASUREMENTS (continued)

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$28,344	$28,344	$—	$—
Available-for-sale securities	114,492	—	114,492	—
Marketable equity securities	2,924	2,924	—	—
Loans held for sale	125	—	125	—
Loans, net	359,574	—	—	335,987
Rate lock commitments	6	—	—	6
Accrued interest receivable	1,257	1,257	—	—
Federal Home Loan Bank Stock	3,429	—	—	3,429
Cash value of life insurance	14,316	—	—	14,316
Financial liabilities:
Deposits	387,721	308,162	—	78,418
Advance payments by borrowers for taxes and insurance	1,029	1,029	—	—
Federal Home Loan Bank advances	71,464	—	—	69,633
Accrued interest payable	291	291	—	—

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

Deposits with no stated maturities are defined as having a fair value equivalent to the amount payable on demand. This prohibits adjusting the fair value derived from retaining those deposits for an expected future period of time. This component, commonly referred to as a deposit base intangible, is neither considered in the above amounts, nor is it recorded as an intangible asset on the balance sheets. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. The Bank met all applicable capital adequacy requirements as of September 30, 2023 and December 31, 2022.

As of September 30, 2023, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since September 30, 2023 that management believes have changed the capital category of the Bank.

The Bank’s actual and required capital amounts and ratios are presented below:

	September 30, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$62,191	11.1%	$22,440	4.0%	$28,051	5.0%

Risk-based:
Common Equity Tier 1	62,191	15.0%	18,624	4.5%	26,901	6.5%
Tier 1	62,191	15.0%	24,831	6.0%	33,104	8.0%
Total	66,714	16.1%	33,109	8.0%	41,386	10.0%

	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$65,497	11.9%	$22,086	4.0%	$27,608	5.0%

Risk-based:
Common Equity Tier 1	65,497	16.6%	17,711	4.5%	25,583	6.5%
Tier 1	65,497	16.6%	23,615	6.0%	31,486	8.0%
Total	68,700	17.5%	31,486	8.0%	39,358	10.0%

On July 29, 2022, the Company adopted a stock repurchase program. On August 26, 2022, the Company received a non-objection letter from the Federal Reserve Bank of Chicago ("FRB") permitting the Company to repurchase 319,766 shares of its common stock, which represented 5% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on September 1, 2022 and as of June 7, 2023, the Company had repurchased all 319,766 shares for a total purchase price of $3.4 million.

On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the FRB permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on June 15, 2023 and as of September 30, 2023, the Company had repurchased 36,562 shares for a total purchase price of $270,000.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations. For the three and nine months ended September 30, 2023, 111,145 and 35,507 shares, respectively were excluded, based on average share price, from the computation of diluted earnings per share ("EPS") because the effect would be antidilutive. For the three and nine months ended September 30, 2022, zero and 182,457 average shares, respectively, were excluded from the computation of diluted EPS because the effect would be antidilutive.

Earnings (loss) per common share for the three and nine months ended September 30, 2023 and 2022 are presented in the following tables.

	Three months ended September 30,
	2023	2022
	(In thousands, except per share amounts)

Net (loss) income	$(3,641)	$124

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	5,976,208	6,271,370
Less: Weighted average unallocated ESOP shares	441,497	461,185

Weighted average shares outstanding for basic EPS	5,534,711	5,810,185
Additional dilutive shares(1)	—	173,056

Weighted average shares outstanding for dilutive EPS	5,534,711	5,983,241

Basic (loss) earnings per share	$(0.66)	$0.02
Diluted (loss) earnings per share(1)	$(0.66)	$0.02

	Nine months ended September 30,
	2023	2022
	(In thousands, except per share amounts)

Net (loss)	$(4,510)	$(172)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	5,984,897	6,278,914
Less: Weighted average unallocated ESOP shares	446,388	436,730

Weighted average shares outstanding for basic EPS	5,538,509	5,842,184
Additional dilutive shares (1)	—	—

Weighted average shares outstanding for dilutive EPS	5,538,509	5,842,184

Basic (loss) per share	$(0.81)	$(0.03)
Diluted (loss) per share (1)	$(0.81)	$(0.03)

(1) For the three and nine months ended September 30, 2023 and the nine months ended September 30, 2022, the effect of stock options was anti-dilutive due to the net loss and therefore no dilutive shares are included in the weighted average shares outstanding or diluted loss calculations.

NOTE 15 – STOCK BASED COMPENSATION

Stock-Based Compensation Plans

On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 (313,894 stock options adjusted for the conversion) stock options and 95,387 (125,557 shares adjusted for the conversion) restricted shares were approved for award. As of September 30, 2023, no shares of common stock remained available for grant as stock options, restricted stock or restricted stock units under the 2020 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

On August 26, 2022, the Company’s shareholders approved the 1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”). A total of 354,200 stock options and 141,680 restricted shares were approved for award. As of September 30, 2023, 44,455 shares of common stock remain available for grant as stock options and 21,382 shares remain available for grant as restricted stock or stock units under the 2022 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average lifetime period prior to issuance date. The following assumptions were used in estimating the fair value of options granted during the nine months ended September 30, 2023 and September 30, 2022, respectively:

	For the Nine Months Ended
	September 30, 2023	September 30, 2022

Dividend yield	0.00%	0.00%
Risk-free interest rate	3.59%	3.13%
Expected volatility	24.64%	24.64%
Weighted average expected life (years)	6.5	6.5
Weighted average per share value of options	$3.37	$3.25

NOTE 15 – STOCK BASED COMPENSATION (continued)

A summary of the Company’s stock option activity for the nine months ended September 30, 2023 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2022	656,130	$8.27	8.69	$1,122,214
Granted	3,000	9.94	6.50	21
Exercised	3,159	5.96	N/A	N/A
Forfeited	55,861	8.09	N/A	N/A
Outstanding September 30, 2023	600,110	8.30	7.74	254,168
Options exercisable at September 30, 2023	182,637	6.51	6.13	162,565

The following table summarizes information about the Company’s nonvested stock option activity for the nine months ended September 30, 2023:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	543,306	$2.82
Granted	3,000	3.37
Vested(1)	(76,130)	1.96
Forfeited	(52,703)	8.09
Nonvested at September 30, 2023	417,473	3.01

(1)
Includes 2,106 shares vested under a nonqualified stock option inducement award to the Company’s President and Chief Executive Officer.

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $79,000 and $33,000 in stock option expense during the three months ended September 30, 2023 and 2022, respectively and $228,000 and $80,000 in stock option expense during the nine months ended September 30, 2023 and 2022, respectively.

At September 30, 2023, the Company had $1.1 million in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 3.75 years.

The following table summarizes information about the Company’s restricted stock activity for the nine months ended September 30, 2023:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	211,349	$8.71
Granted	—	—
Vested(1)(2)	(30,274)	7.08
Forfeited	(18,385)	8.15
Nonvested at September 30, 2023	162,690	$9.08

(1)
Includes 263 shares vested under a restricted stock inducement award to the Company’s President and Chief Executive Officer.
(2)
Includes 7,368 shares surrendered by employees to cover payroll tax costs related to the vested shares.

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $99,000 and $47,000 in restricted stock expense during the three months ended September 30, 2023 and 2022, respectively and recognized $287,000 and $120,000 in restricted stock expense during the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, the Company had $1.2 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.7 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2023 and for the three and nine months ended September 30, 2023 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K (fiscal year ended December 31, 2022) filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events. Accordingly, you should not place undue reliance on forward-looking statements.

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

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets. Total assets increased $11.6 million, or 2.1%, to $554.6 million at September 30, 2023 from $543.0 million at December 31, 2022. This increase was primarily due to a $23.5 million net increase in loans, partially offset by a $9.9 million decrease in available-for-sale securities, a $1.7 million decrease in cash and cash equivalents and a $1.3 million decrease in other assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.7 million, or 6.0%, to $26.6 million at September 30, 2023 from $28.3 million at December 31, 2022. This decrease was primarily due to $93.5 million in principal payments on FHLB advances, a $23.5 million net increase in loans, $21.4 million for the purchase of available-for-sale securities and $8.9 million in originations of loans held for sale. These decreases were partially offset by $100.5 million of additional FHLB advances, $19.5 million in proceeds from the sale of available-for-sale securities, $9.7 million from maturities, payments and calls of available-for-sale securities, a $9.2 million net increase in advance payments by borrowers for taxes and insurance and $8.8 million from the sale of mortgage loans held for sale.

Available-for-Sale Securities. Available-for-sale securities decreased $9.9 million, or 8.6%, to $104.6 million at September 30, 2023, from $114.5 million at December 31, 2022. This decrease was primarily due to maturities, payments and calls of securities totaling $9.7 million. The net unrealized loss on available-for-sale securities held in the portfolio was $15.8 million at September 30, 2023.

During the third quarter of 2023, the Company completed its balance sheet repositioning strategy related to its investment portfolio. This strategy included the sale of $21.4 million in book value of its lower-yielding U.S. Treasury securities. Proceeds of $19.5 million from the sale of these securities were redeployed into approximately $21.4 million of U.S. government sponsored mortgage-backed securities, which were classified as available-for-sale upon purchase. The purchased securities have a positive spread differential of approximately 456 basis points compared to the securities that were sold, which is expected to result in approximately $1.0 million in additional pre-tax earnings, on an annualized basis. The pre-tax loss on the sale of securities was $1.9 million, which the Company estimates will be recouped within approximately two years. The effective duration of the securities sold was 2.7 years, while the effective duration of the securities purchased is 1.7 years.

Loans Held for Sale. Loans held for sale increased $285,000, to $410,000 at September 30, 2023. The volume of loans originated and sold remains relatively low, as a result of the changing interest rate environment and lower inventory of housing available in our market. Mortgage loan originations and sales were $8.9 million and $8.8 million, respectively, during the first nine months of 2023 compared to $19.0 million and $20.4 million, respectively, for the same period in 2022.

Loans. Loans held for investment, net of deferred costs, increased $23.5 million, or 6.5%, to $386.3 million at September 30, 2023, from $362.8 million at December 31, 2022. The majority of this growth was the result of a $10.8 million increase in commercial real estate loans, to $221.7 million, and a $9.9 million increase in first mortgage residential real estate loans, to $95.4 million. Also contributing to this growth was a $2.0 million increase in non-real estate commercial loans which grew to $45.7 million during this period. The growth in the level of commercial real estate and other commercial loans is consistent with the Company’s long-term loan strategy to increase these types of loans within our portfolio. The Company also purchases loan participations from other financial institutions. The outstanding balance of loans purchased are included in the totals above and totaled $39.4 million as of September 30, 2023 and $31.6 million as of December 31, 2022. Loans purchased are primarily comprised of commercial real estate and other commercial loans. The increase in first mortgage loans is primarily due to an increase in adjustable rate mortgages, as a result of the current interest rate environment and the impact on fixed rate mortgage rates, the majority of which the Company retained on its books.

Allowance for Credit Losses. On January 1, 2023, the Company adopted ASU 2016-13 which replaced the incurred loss methodology, which was previously used to calculate the allowance for loan losses, with an expected lifetime loss methodology ("CECL"), as described in Note 2 to the Consolidated Financial Statements. The adoption of ASU 2016-13 resulted in an initial increase of $412,000 to the allowance for credit losses for loans ("ACL for loans") and the establishment of a $665,000 allowance for credit losses for unfunded loan commitments ("ACL for unfunded loan commitments"). The ACL for loans is included as a separate line item on the Company's Consolidated Balance Sheets and the ACL for unfunded loan commitments is included in other liabilities. The total allowance for credit losses was $4.5 million at September 30, 2023.

The ACL for loans was $3.6 million, or 0.94%, of loans, net of deferred costs, at September 30, 2023 compared to an allowance for loan losses of $3.2 million, or 0.88% of loans, net of deferred costs, at December 31, 2022. The increase in the ACL for loans was primarily the result of the $412,000 increase related to the adoption of ASU 2016-13, a $19,000 negative provision for credit losses and $18,000 in net recoveries. The ACL for unfunded loan commitments was $909,000 at September 30, 2023. The increase in the ACL for unfunded loan commitments was primarily the result of the $665,000 increase related to the adoption of ASU 2016-13 and a $244,000 provision for credit losses. The additional provision was due to a $14.1 million increase in unfunded loan commitments which are expected to fund from $41.1 million at December 31, 2022 to $55.2 million at September 30, 2023. Nonaccrual loans represented 0.18% of total loans at September 30, 2023, compared to 0.21% of total loans at December 31, 2022. Net recoveries for the nine months ended September 30, 2023 were $18,000 compared to net recoveries of $112,000 for the nine months ended September 30, 2022.

Other Assets. Other assets decreased $1.3 million, or 11.6%, from $11.2 million at December 31, 2022 to $9.9 million at September 30, 2023. This decrease was primarily due to a $700,000 decrease in net deferred tax assets as a result of changes in Wisconsin tax law in July 2023 and a $600,000 decrease in other real estate owned as a result of the sale of the former branch facility in West Allis, Wisconsin.

FHLB Stock. FHLB stock increased $1.4 million, or 41.2%, from $3.4 million at December 31, 2022 to $4.8 million at September 30, 2023. This increase was primarily due to the net increase in FHLB advances and the requirement by FHLB to hold additional stock as a result of the increased level of advances.

Deposits. Deposits decreased $748,000, or 0.2%, to $387.0 million at September 30, 2023, from $387.7 million at December 31, 2022. During this period, money market accounts decreased $34.5 million, or 28.5%, noninterest bearing checking accounts decreased $20.1 million, or 21.7%, and savings accounts decreased $13.2 million, or 21.3%. These decreases were partially offset by a $69.6 million, or 87.4%, increase in certificates of deposit. As market rates have increased, there has been a shift in our deposit mix from noninterest bearing checking accounts, negotiable order of withdrawal ("NOW") accounts, savings accounts and money market accounts to higher rate certificates of deposits. The decrease in noninterest bearing and money market deposits was partially due to the use of these funds by our commercial customers to fund their operations, as their borrowing cost have increased during the current interest rate environment. The Company continues to build upon its banking relationships with its core customers, including deposits, and in attracting new relationships.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $9.3 million to $10.3 million at September 30, 2023 from $1.0 million at December 31, 2022. The increase was due to normal seasonal activity.

FHLB Advances. FHLB advances increased $7.0 million, or 9.8%, to $78.5 million at September 30, 2023, from $71.5 million at December 31, 2022. The increase in FHLB advances was primarily used to partially fund outgoing cash flows from the decrease in deposits and the increase in net loans.

Total Stockholders’ Equity. Total stockholders’ equity decreased $5.2 million to $70.2 million at September 30, 2023, from $75.4 million at December 31, 2022. The decrease was primarily due to a $5.3 million decrease in retained earnings. The decrease in retained earnings was primarily the result of a net loss of $4.5 million for the nine months ended September 30, 2023 and the adoption of ASU 2016-13 on January 1, 2023, which had a $783,000 negative impact on retained earnings. The Company also purchased 59,410 shares of its common stock during the nine months ended September 30, 2023 under its stock repurchase plans which resulted in a $470,000 reduction in stockholders' equity.

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs for the three and nine months ended September 30, 2023 and 2022. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Average balances have been calculated using daily balances. Nonaccrual loans are included in average balances only. Loan fees are included in interest income on loans and are not material.

	Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$384,328	$4,423	4.57%	$352,651	$3,563	4.01%
Securities available-for-sale	106,003	656	2.45%	124,578	613	1.95%
Other interest-earning assets	20,136	292	5.75%	22,264	139	2.48%
Total interest-earning assets	510,467	5,371	4.17%	499,493	4,315	3.43%
Non-interest-earning assets	36,860			35,090
Total assets	$547,327			$534,583
Interest-earning liabilities:
NOW accounts	$29,328	$67	0.90%	$35,186	$10	0.12%
Money market accounts	89,069	473	2.11%	93,344	79	0.34%
Savings accounts	50,037	5	0.04%	67,977	9	0.05%
Certificates of deposit	135,141	1,287	3.78%	80,213	98	0.49%
Total interest-bearing deposits	303,575	1,832	2.39%	276,720	196	0.28%
Federal Home Loan Bank advances	82,537	586	2.82%	57,435	200	1.38%
Other interest-bearing liabilities	9,843	1	0.05%	9,910	2	0.08%
Total interest-bearing liabilities	395,955	2,419	2.42%	344,065	398	0.46%
Non-interest-bearing deposits	72,289			105,359
Other non-interest-bearing liabilities	8,287			6,597
Total liabilities	476,531			456,021
Total stockholders’ equity	70,796			78,562
Total liabilities and stockholders’ equity	$547,327			$534,583
Net interest income		$2,952			$3,917
Net interest-earning assets	$114,512			$155,428
Interest rate spread(2)			1.75%			2.97%
Net interest margin(3)			2.29%			3.11%
Average interest-earning assets to average interest-bearing liabilities	128.92%			145.17%

(1)
Includes loan (expense) fees of ($34,000) and $20,000 for the three months ended September 30, 2023 and 2022, respectively.
(2)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$375,817	$12,487	4.44%	$340,626	$9,862	3.87%
Securities available-for-sale	110,193	1,847	2.24%	128,920	1,727	1.79%
Other interest-earning assets	17,393	767	5.89%	33,193	279	1.12%
Total interest-earning assets	503,403	15,101	4.01%	502,739	11,868	3.16%
Non-interest-earning assets	36,935			34,827
Total assets	$540,338			$537,566
Interest-earning liabilities:
NOW accounts	$30,709	$178	0.78%	$36,016	$26	0.10%
Money market accounts	102,209	1,545	2.02%	95,612	223	0.31%
Savings accounts	54,055	20	0.05%	67,358	25	0.05%
Certificates of deposit	104,948	2,368	3.02%	81,813	277	0.45%
Total interest-bearing deposits	291,921	4,111	1.88%	280,799	551	0.26%
Federal Home Loan Bank advances	84,436	1,733	2.74%	56,673	550	1.30%
Other interest-bearing liabilities	6,502	4	0.09%	6,919	7	0.13%
Total interest-bearing liabilities	382,859	5,848	2.04%	344,391	1,108	0.43%
Non-interest-bearing deposits	77,321			104,787
Other non-interest-bearing liabilities	7,441			6,515
Total liabilities	467,621			455,693
Total stockholders’ equity	72,717			81,873
Total liabilities and stockholders’ equity	$540,338			$537,566
Net interest income		$9,253			$10,760
Net interest-earning assets	$120,544			$158,348
Interest rate spread(2)			1.97%			2.73%
Net interest margin(3)			2.46%			2.86%
Average interest-earning assets to average interest-bearing liabilities	131.49%			145.98%

(1)
Includes loan (expense) fees of ($89,000) and $352,000 for the nine months ended September 30, 2023 and 2022, respectively.
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

	Three Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$338	$522	$860
Securities	(59)	102	43
Other	(12)	165	153
Total interest-earning assets	267	789	1,056
Interest-bearing liabilities:
NOW	1	(58)	(57)
Money market deposits	4	(398)	(394)
Savings	1	3	4
Certificates of deposit	(109)	(1,080)	(1,189)
Total interest-bearing deposits	(103)	(1,533)	(1,636)
Borrowings	(114)	(272)	(386)
Other	—	1	1
Total interest-bearing liabilities	(217)	(1,804)	(2,021)
Change in net interest income	$50	$(1,015)	$(965)

	Nine Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,081	$1,544	$2,625
Securities	(164)	284	120
Other	(62)	550	488
Total interest-earning assets	855	2,378	3,233
Interest-bearing liabilities:
NOW	3	(155)	(152)
Money market deposits	(17)	(1,305)	(1,322)
Savings	4	1	5
Certificates of deposit	(99)	(1,992)	(2,091)
Total interest-bearing deposits	(109)	(3,451)	(3,560)
Borrowings	(361)	(822)	(1,183)
Other	1	2	3
Total interest-bearing liabilities	(469)	(4,271)	(4,740)
Change in net interest income	$386	$(1,893)	$(1,507)

Comparison of Operating Results for the Three Months Ended September 30, 2023 and 2022

Net Income (Loss). We recorded a net loss of $3.6 million for the three months ended September 30, 2023, compared to net income of $124,000 for the three months ended September 30, 2022. The loss was primarily due to a $1.9 million pre-tax loss on the sale of securities as a result of the implementation of the Company's balance sheet repositioning strategy related to its investment securities portfolio, a $1.4 million increase in income tax expense, a significant portion of which was due to the change in Wisconsin tax law in July 2023, and a $1.0 million decrease in net interest income after provision for credit losses, partially offset by a $541,000 decrease in noninterest expense.

Interest and Dividend Income. Interest and dividend income increased $1.1 million, or 25.6%, to $5.4 million for the three months ended September 30, 2023, from $4.3 million for the three months ended September 30, 2022. The increase was due primarily to an $860,000 increase in interest and fees on loans. The increase in interest and fees earned on loans was primarily due to a $31.6 million increase in the average amount of loans outstanding, from $352.7 million in the third quarter of 2022 to $384.3 million in the third quarter of 2023, and a 56 basis point increase in the yield earned on loans, from 4.01% for the third quarter of 2022 to 4.57% in the third quarter of 2023. The increase in the yield earned on loans during the third quarter of 2023 was primarily due to increases in market rates. The increase in loans is consistent with the Company's strategy to grow the loan portfolio.

Interest Expense. Interest expense increased $2.0 million, or 502.5%, to $2.4 million for the three months ended September 30, 2023, from $398,000 for the three months ended September 30, 2022. This increase was primarily due to a $1.6 million increase in interest expense on deposits and a $386,000 increase in interest expense on FHLB advances. The increase in interest expense on deposits was primarily due to a 211 basis point increase in the average rate paid on deposits and a $26.9 million increase in average interest-bearing deposits outstanding from the third quarter of 2022 to the third quarter of 2023. The increase in interest expense on deposits was primarily due to the increase in market rates of interest and a shift in our deposit mix. As market rates increased, many of our deposit customers transferred funds from noninterest bearing checking accounts and lower rate deposit accounts into higher rate certificates of deposit. The average balance of noninterest bearing checking accounts decreased $33.1 million, or 31.4%, NOW accounts decreased $5.9 million, or 16.6%, savings accounts decreased $17.9 million, or 26.4%, and money market accounts decreased $4.3 million, or 4.6%, respectively, from the third quarter of 2022 to the third quarter of 2023. During the same period, the average balance of certificates of deposits increased $54.9 million, or 68.5%. Interest expense on certificates of deposit increased $1.2 million from the third quarter of 2022 to the third quarter of 2023 as a result of the increase in average balance and also a 329 basis point increase in the average rate paid on these accounts.

Interest expense on FHLB advances increased $386,000, or 193.0%, from $200,000 for the third quarter of 2022 to $586,000 for the third quarter of 2023. This increase was primarily due to a 144 basis point increase in the average rate paid on the advances from 1.38% in the third quarter of 2022 to 2.82% in the third quarter of 2023 and a $25.1 million, or 43.7%, increase in the average balance outstanding, from $57.4 million in the third quarter of 2022 to $82.5 million in the third quarter of 2023. The increase in the average rate paid on FHLB advances was primarily due to the increase in market interest rates.

Net Interest Income. Net interest income decreased $965,000, or 24.7%, to $3.0 million for the three months ended September 30, 2023, from $3.9 million for the three months ended September 30, 2022. This decrease was primarily due to a $2.0 million increase in interest expense partially offset by a $1.1 million increase in interest and dividend income. Our net interest rate spread decreased 122 basis points to 1.75% for the three months ended September 30, 2023, from 2.97% for the three months ended September 30, 2022. Our net interest margin decreased 82 basis points to 2.29%, from 3.11% over the same period.

Provision for Credit Losses. The provision for credit losses was $75,000 for the three months ended September 30, 2023, compared to no provision for the three months ended September 30, 2022. The increase in provision was primarily due to an increase in unfunded loan commitments and continued growth in the loan portfolio.

Noninterest Income. Noninterest income decreased $1.9 million, from $479,000 for the three months ended September 30, 2022 to a net loss of $1.4 million for the three months ended September 30, 2023. The decrease was primarily the result of a $1.9 million loss on the sale of available-for-sale securities. The loss on sale of securities was the result of the implementation of the company's balance sheet repositioning strategy which was executed in the third quarter of 2023. This strategy included the sale of $21.4 million in book value of its lower-yielding U.S. Treasury securities. Proceeds of $19.5 million from the sale of these securities were redeployed into approximately $21.4 million of U.S. government sponsored mortgage-backed securities, which were classified as available-for-sale upon purchase. The purchased securities have a positive spread differential of approximately 456 basis points compared to the securities that were sold, which is expected to result in $1.0 million in additional pre-tax earnings, on an annualized basis. The Company estimates that the $1.9 million loss on the sale of securities will be recouped within approximately two years. The effective duration of the securities sold was 2.7 years, while the effective duration of the securities purchased is 1.7 years.

During the third quarter of 2023, the Company sold its former branch facility in West Allis, which was closed in December 2019. The sale resulted in a net gain of $110,000.

Noninterest Expense. Noninterest expense decreased $541,000, or 12.9%, to $3.7 million for the three months ended September 30, 2023 from $4.2 million for the three months ended September 30, 2022. This decrease was primarily due to a $423,000 decrease in salaries and benefits expense. The decrease in salaries and benefits expense was primarily due to a reduction in the number of full-time equivalent employees from 106 at September 30, 2022 to 90 at September 30, 2023. The reduction in FTE's was the a result of cost savings initiatives implemented by the Company, including the review of all open positions prior to rehiring and also a reduction-in-force ("RIF") that was implemented in April 2023. The RIF resulted in the termination of five employees and a $575,000 reduction in annual salaries and benefits expense. As part of the RIF, we eliminated the majority of our IT staff and outsourced our network administration to an external third party. The projected annual cost for these IT related services is expected to be $257,000. In addition, we have significantly adjusted our bonus program for 2023 (to be paid in 2024), which is projected to result in a $558,000 reduction in salaries and benefits expense for 2023. This includes the elimination of projected bonuses for our three executive officers as well as a reduction in bonuses for other positions. Partially offsetting these decreases, was a $98,000 increase in stock based compensation expense. The increase in stock based compensation expense was primarily related to the issuance of stock options and awards granted in the third quarter of 2022 under the 2022 Equity Incentive Plan.

Income Tax Expense. We recorded income tax expense of $1.4 million for the three months ended September 30, 2023, compared to $21,000 for the three months ended September 30, 2022. The increase in income tax expense was primarily due to the increased loss before taxes during the three months ended September 30, 2023 as compared to income before taxes for the three months ended September 30, 2022. Also contributing to this increase was the impact of the change in Wisconsin tax law in July 2023, retroactive to January 2023, which resulted in a $98,000 reduction in tax benefits previously booked for the six months ended June 30, 2023 and a $1.8 increase in the valuation allowance for deferred tax assets.

Comparison of Operating Results for the Nine Months Ended September 30, 2023 and 2022

Net Income (Loss). We recorded a net loss of $4.5 million for the nine months ended September 30, 2023, compared to a net loss of $172,000 for the nine months ended September 30, 2022. The increased loss was primarily due to a $1.5 million decrease in net interest income after provision for credit losses, a $680,000 decrease in noninterest income, a $963,000 increase in noninterest expense and a $1.2 million increase in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $3.2 million, or 26.9%, to $15.1 million for the nine months ended September 30, 2023, from $11.9 million for the nine months ended September 30, 2022. The increase was due primarily to a $2.6 million increase in interest and fees on loans and a $488,000 increase in interest on other interest earning assets. The increase in interest and fees earned on loans was primarily due to a $35.2 million, or 10.3%, increase in the average amount of loans outstanding, from $340.6 million for the nine months ended September 30, 2022 to $375.8 million for the nine months ended September 30, 2023, and a 57 basis point increase in the yield earned on loans, from 3.87% for nine months ended September 30, 2022 to 4.44% for the nine months ended September 30, 2023. The increase in the yield earned on loans during the nine months ended September 30, 2023 was primarily due to increases in market rates. The increase in loans is consistent with the Company's strategy to grow the loan portfolio. The increase in interest earned on other interest earning assets, the majority of which is comprised of fed funds sold and FHLB stock, was primarily due to a 477 basis point increase in yield, from 1.12% for the nine months ended September 30, 2022 to 5.89% for the nine months ended September 30, 2023, partially offset by a $15.8 million decrease in the average balance outstanding, from $33.2 million for the nine months ended September 30, 2022 to $17.4 million for the nine months ended September 30, 2023.

Interest Expense. Interest expense increased $4.7 million, or 427.3%, to $5.8 million for the nine months ended September 30, 2023, from $1.1 million for the nine months ended September 30, 2022. This increase was primarily due to a $3.6 million increase in interest expense on deposits and a $1.2 million increase in interest expense on FHLB advances. The increase in interest expense on deposits was primarily due to a 162 basis point increase in the average rate paid on deposits and a $11.1 million increase in average deposits outstanding from the first nine months of 2022 to the first nine months of 2023. The increase in interest expense on deposits was primarily due to the increase in market rates of interest and also a shift in our deposit mix. As market rates increased, many of our deposit customers transferred funds from noninterest bearing checking accounts and lower rate NOW and savings accounts, into higher rate money market accounts and certificates of deposit. The average balance of noninterest bearing checking accounts decreased $27.5 million, or 26.2%, NOW accounts decreased $5.3 million, or 14.7%, and savings accounts decreased $13.3 million, or 19.7%, respectively, from the first nine months of 2022 to the first nine months of 2023. During the same period, the average balance of money market accounts and certificates of deposits increased $6.6 million, or 6.9%, and $23.1 million, or 28.3%, respectively. Interest expense on money market accounts increased $1.3 million, or 592.8%, from the first nine months of 2022 to the first nine months of 2023 as a result of the increase in average balances outstanding and also a 171 basis point increase in the average rate paid on these accounts. Interest expense on certificates of deposit increased $2.1 million, or 754.9%, from the first nine months of 2022 to the first nine months of 2023 as a result of the increase in average balances outstanding and also a 257 basis point increase in the average rate paid on these accounts.

Interest expense on FHLB advances increased $1.2 million, or 218.2%, from $550,000 for the first nine months of 2022 to $1.7 million for the first nine months of 2023. This increase was primarily due to a 144 basis point increase in the average rate paid on the advances from 1.30% in the first nine months of 2022 to 2.74% in the first nine months of 2023 and a $27.7 million, or 48.9%, increase in the average balance outstanding, from $56.7 million in the first nine months of 2022 to $84.4 million in the first nine months of 2023. The increase in the average rate paid on FHLB advances was primarily due to the changes in market interest rates.

Net Interest Income. Net interest income decreased $1.5 million, or 13.9%, to $9.3 million for the nine months ended September 30, 2023 and 2022, from $10.8 million for the nine months ended September 30, 2022. This decrease was primarily due to a $4.7 million increase in interest expense partially offset by a $3.2 million increase in interest and dividend income. Our net interest rate spread decreased 76 basis points to 1.97% for the nine months ended September 30, 2023, from 2.73% for the nine months ended September 30, 2022. Our net interest margin decreased 40 basis points to 2.46%, from 2.86% over the same period.

Provision for Credit Losses. The provision for credit losses was $225,000 for the nine months ended September 30, 2023, compared to a $210,000 provision for the nine months ended September 30, 2022. The increase in provision was primarily due to continued growth in the loan portfolio and an increase in unfunded loan commitments.

Noninterest Income. Noninterest income decreased $680,000, or 69.0%, to $306,000 for the nine months ended September 30, 2023, from $986,000 for the nine months ended September 30, 2022. The decrease was primarily the result of a $1.9 million loss on the sale of available-for-sale securities. The loss on sale of securities was the result of the implementation of the company's balance sheet repositioning strategy which was executed in the third quarter of 2023. This strategy included the sale of $21.4 million in book value of its lower-yielding U.S. Treasury securities. Proceeds of $19.5 million from the sale of these securities were redeployed into approximately $21.4 million of U.S. government sponsored mortgage-backed securities, which were classified as available-for-sale upon purchase. The purchased securities have a positive spread differential of approximately 456 basis points compared to the securities that were sold, which is expected to result in $1.0 million in additional pre-tax earnings, on an annualized basis. The Company estimates that the $1.9 million loss on the sale of securities will be recouped within approximately two years. The effective duration of the securities sold was 2.7 years, while the effective duration of the securities purchased is 1.7 years. This decrease was partially offset by a $1.2 million increase in income (loss) associated with changes in the market value of equity securities, from an unrealized loss of $892,000 for the nine months ended September 30, 2022, to an unrealized gain of $287,000 for the nine months ended September 30, 2023. The increase in the market value of marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in noninterest expense. Also offsetting the decrease, was a $220,000 increase in other noninterest income. This increase was primarily due to the $110,000 gain on the sale of the West Allis facility and a $157,000 gain from the collection of benefits from a bank owned life insurance policy.

Noninterest Expense. Noninterest expense increased $963,000, or 8.1%, to $12.8 million for the first nine months of 2023 from $11.9 million for the first nine months of 2022. This increase was primarily due to a $1.2 million increase the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in noninterest income. This increase was partially offset by a $285,000 decrease in other noninterest expenses, which are primarily due to cost savings initiatives that the Company has implemented. The majority of these savings were related to a $201,000 reduction in professional and consulting services, a $43,000 reduction in business development expenses and a $41,000 reduction in insurance expense.

The Company has also taken a number of cost savings initiatives to reduce salary and benefits related expenses. In April 2023, a reduction-in-force ("RIF") was implemented which resulted in the termination of five employees and a $575,000 reduction in annual salaries and benefits expense. Severance costs related to the RIF were $418,000. As part of the RIF, we eliminated the majority of our IT staff and outsourced our network administration to an external third party. The projected annual cost for these IT related services is expected to be $257,000. In addition to the RIF, the Company has continued its initiative to review all open positions prior to rehiring. As a result of these actions, we have eliminated 16 full-time equivalent positions, from 106 at September 30, 2022 to 90 at September 30, 2023. The reduction in staff is projected to result in a $1.8 million reduction in salaries and benefits expense on an annual basis. In addition, we are significantly adjusting our bonus program for 2023 (to be paid in 2024), which is projected to result in a $558,000 reduction in salaries and benefits expense for 2023. This includes the elimination of projected bonuses for our three executive officers as well as a reduction in bonuses for other positions. The impact of these cost savings initiatives related to salaries and benefits, was offset by $418,000 in severance costs related to the RIF and a $315,000 increase in stock-based compensation expense. The increase in stock based compensation expense was primarily due to the issuance of stock options and awards granted in the third quarter of 2022 under the 2022 Equity Incentive Plan.

Income Tax (Benefit) Expense. We recorded income tax expense of $1.0 million for the first nine months of 2023, compared to an income tax benefit of $172,000 for the first nine months of 2022. The increase in income tax expense was primarily due to an increase in the loss before taxes during the first nine months of 2023 as compared to the first nine months of 2022. Also contributing to this increase was the impact of the change in Wisconsin tax law in July 2023, retroactive to January 2023, which resulted in a $98,000 reduction in tax benefits previously booked during the six months ended June 30, 2023 and a $1.8 million increase in the valuation allowance for deferred tax assets.

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

The table below sets forth, as of September 30, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$9,895	(16.33)%
+300	10,584	(10.50)%
+200	11,202	(5.27)%
+100	11,503	(2.73)%
Level	11,826	—%
-100	11,789	(0.31)%
-200	11,579	(2.09)%
-300	11,336	(4.15)%
-400	10,943	(7.46)%

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

The table below sets forth, as of September 30, 2023, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+400	$49,232	$(20,034)	(28.92)%
+300	54,088	(15,178)	(21.91)%
+200	59,319	(9,947)	(14.36)%
+100	64,056	(5,210)	(7.52)%
Level	69,266	—	—
-100	73,313	4,047	5.84%
-200	76,262	6,996	10.10%
-300	77,461	8,195	11.83%
-400	75,951	6,685	9.65%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2023, in the event of a 100-basis point increase in interest rates, we would have experienced a 7.52% decrease in our EVE and in the event of a 100-basis point decrease in interest rates, we would have experienced a 5.84% increase in our EVE. In the event of a 200-basis point increase in interest rates at September 30, 2023, we would have experienced a 14.36% decrease in our EVE and in the event of a 200-basis point decrease in interest rates, we would have experienced a 10.10% increase in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, FHLB advances, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. At September 30, 2023, we had $78.5 million outstanding in advances from the FHLB. At September 30, 2023, we had $91.1 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago, based on the level of qualifying real estate loans currently pledged to the FHLB. Additionally, at September 30, 2023, we had a $12.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at September 30, 2023. The Company also had an $9.5 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $12.7 million at September 30, 2023. The Company had not drawn on the Federal Reserve line as of September 30, 2023. We also have the ability to participate in the Federal Reserve's new Bank Term Funding Program as needed.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $324,000 for the nine months ended September 30, 2023, as compared to $1.8 million net cash provided by operating activities for the nine months ended September 30, 2022. Net cash used in operating activities for the nine months ended September 30, 2023 primarily consisted of the origination of $8.9 million in mortgage loans held for sale and a net loss of $4.5 million, partially offset by $8.8 million in proceeds from the sale of mortgage loans held for sale and a $1.9 million net loss on the sale of available-for-sale securities. Net cash provided by operating activities for the nine months ended September 30, 2022 primarily consisted of $20.4 million in proceeds from the sale of mortgage loans held for sale, partially offset by $19.0 million in originations of mortgage loans held for sale. Net cash used in investing activities was $16.4 million for the nine months ended September 30, 2023, as compared to $54.5 million for the nine months ended September 30, 2022. Net cash used in investment activities during the nine months ended September 30, 2023 consisted primarily of a $23.5 million net increase in loans, $21.4 million for the purchase of available-for-sale securities and a $1.4 million increase in FHLB stock, partially offset by $19.5 million from proceeds from the sale of available-for-sale securities and $9.7 million from maturities, calls and payments on available-for-sale securities. Net cash used in investment activities during the nine months ended September 30, 2022 consisted primarily of the purchase of $37.1 million of available-for-sale securities and a $31.5 million net increase in loans, partially offset by $14.6 million from maturities, calls and payments on available-for-sale securities. Net cash provided by financing activities was $15.0 million for the nine months ended September 30, 2023, as compared to $1.6 million for the nine months ended September 30, 2022. Net cash provided by financing activities for the first nine months of 2023 primarily resulted from borrowings of $100.5 million of FHLB advances and a $9.2 million increase in advance payments by borrowers for taxes and insurance, partially offset by $93.5 million in principal payments on FHLB advances. Net cash provided by financing activities for the first nine months of 2022 primarily resulted from borrowings of $10.0 million of FHLB advances and a $8.4 million increase in advance payments by borrowers for taxes and insurance, partially offset by $8.5 million in principal payments on FHLB advances, a $5.2 million decrease in deposits, $2.0 million to repurchase the company's common stock and $1.1 million to purchase additional shares for the company's ESOP.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed, to fund loan growth.

Capital

At September 30, 2023, PyraMax Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $62.2 million, or 11.1% of adjusted total assets, which is above the well-capitalized required level of $28.1 million, or 5.0%. The Bank had total risk-based capital of $66.7 million, or 16.1% of risk-weighted assets, which is above the well-capitalized required level of $41.4 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2023. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the three months ended September 30, 2023.

Period	Total Number of Shares (or Units) Purchases (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2023	6,151	7.73	6,151	610,916
August 1 to August 31, 2023	14,761	7.38	14,761	596,155
September 1 to September 30, 2023	11,195	7.15	11,195	584,960

On July 29, 2022, the Company adopted a stock repurchase program. On August 26, 2022, the Company received a non-objection letter from the FRB permitting the Company to repurchase 319,766 shares of its common stock, which represented 5% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on September 1, 2022 and as of June 7, 2023, the Company had repurchased all 319,766 shares for a total purchase price of $3.4 million.

On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the FRB permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on June 15, 2023 and as of September 30, 2023, the Company had repurchased 36,562 shares for a total purchase price of $270,000.

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
101.0

The following materials for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104.0	The cover page of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL (contained in Exhibit 101.0) *

_____________

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: November 9, 2023	/s/ David R. Ball
David R. Ball
President and Chief Executive Officer

Date: November 9, 2023	/s/ Steven T. Klitzing
Steven T. Klitzing
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)