Form 10-K
period 2023-12-31
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2024-03-29
CIK 1847360

Wilson69$

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2023, computed by reference to the last sale price on June 30, 2023, as reported by the NASDAQ Capital Market, was approximately $39.3 million.

As of March 20, 2024, there were 6,044,196 issued shares and 6,014,678 outstanding shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

BUSINESS OF 1895 BANCORP OF WISCONSIN, INC.

The Company was formed to serve as the stock holding company for PyraMax Bank as part of the mutual-to-stock conversion of 1895 Bancorp of Wisconsin, MHC. Upon completion of the conversion, which occurred on July 14, 2021, the MHC and Old 1895 Bancorp, a federal corporation, ceased to exist and the Company became the successor corporation to Old 1895 Bancorp. The conversion was accomplished by the merger of the MHC with and into Old 1895 Bancorp, followed by the merger of Old 1895 Bancorp with and into the Company. The shares of the Company’s common stock that were offered for sale in connection with the conversion represented the majority ownership interest in Old 1895 Bancorp owned by the MHC. Additionally, on July 14, 2021, public stockholders of Old 1895 Bancorp received 1.3163 shares of the Company’s common stock in exchange for each of their shares of Old 1895 Bancorp. The shares of Old 1895 Bancorp common stock owned by the MHC were canceled at that time. The conversion and offering were completed on July 14, 2021, and the Company was organized as a fully public stock holding company, with 100% of the common stock being held by the public. As of December 31, 2023, the Company had 6,084,665 shares of common stock outstanding. Prior to the completion of the conversion on July 14, 2021, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities.

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

Subject to market conditions, we expect to continue our focus on originating and selectively purchasing participations in commercial real estate and commercial business loans in an effort to increase the overall yield earned on our loans, assist in managing interest rate risk and continue to further diversify our overall loan portfolio. We also invest in securities, which have historically consisted of mortgage-backed securities issued by U.S. government sponsored enterprises, U.S. treasury notes, state and municipal securities, asset-backed securities and corporate collateralized mortgage-backed securities. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. Additionally, we have used borrowings, primarily advances from the Federal Home Loan Bank of Chicago, to fund our operations.

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

Milwaukee County is primarily an urban community, with a median household income of $59,319 (in 2022 dollars) from 2018 to 2022. Milwaukee County had an estimated population of 918,661 in 2022, the most recent year for which information is available. Milwaukee County contains a diverse cross section of employment sectors, with a mix of services, manufacturing, wholesale/retail trade, federal and local government, health care facilities and finance-related employment. Our Milwaukee County banking offices are located in more suburban areas, but are still in proximity to downtown Milwaukee.

Waukesha County is primarily a suburban community, with a median household income of $101,639 (in 2022 dollars) from 2018 to 2022. Waukesha County had an estimated population of 410,434 in 2022, the most recent year for which information is available. Waukesha County has a diversified economy, including numerous educational institutions and a wide-ranging hospitality industry.

Ozaukee County is primarily a suburban community, with a median household income of $92,253 (in 2022 dollars) from 2018 to 2022. Ozaukee County had an estimated population of 93,009 in 2022, the most recent year for which information is available. Ozaukee County’s economy includes manufacturing, agricultural, healthcare, governmental and trade sectors.

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

As of June 30, 2023 (the latest date for which information is available), our market share was 0.46% of total deposits in FDIC-insured institutions in Milwaukee County, Wisconsin, making us the 15th largest out of 27 banks in Milwaukee County. Our market share was 0.64% of total deposits in FDIC-insured institutions in Waukesha County, Wisconsin, making us the 24th largest out of 34 banks in Waukesha County. Our market share was 1.07% of total deposits in FDIC-insured institutions in Ozaukee County, Wisconsin, making us the 13th largest out of 14 banks in Ozaukee County.

Lending Activities

Our principal lending activity is in commercial real estate loans, one-to-four family residential real estate loans, commercial loans and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to continue to increase our focus on commercial and commercial real estate loans, in an effort to grow and further diversify our overall loan portfolio and increase the overall yield earned on our loans. We compete by focusing on personalized service for consumers as well as businesses. Due to our structure, we are able to move quickly on client requests and are able to price competitively compared to our competitors. Our responsiveness has enabled us to grow and retain our customer base. Additionally, the Milwaukee market has demonstrated strong growth and diversity in the commercial segment. We believe that our focus on Milwaukee, Waukesha and Ozaukee Counties enables us to utilize a limited sales force for maximum results. Our reputation for strong credit underwriting has also allowed us to build a network of smaller banks that purchase participations of loans which exceed our legal lending limit. We also purchase on a selective and limited basis, loan participations from other local financial institutions.

Loan Portfolio Composition. The following table sets forth the composition of the loan portfolio at the dates indicated.

	2023		2022
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Commercial:
Real estate	$231,893	58.3%	$210,858	58.3%
Other	47,898	12.0%	43,708	12.1%
Residential real estate:
First mortgage	97,747	24.6%	85,444	23.6%
Construction	359	0.1%	3,248	0.9%
Consumer:
Home equity and lines of credit	19,683	5.0%	18,590	5.1%
Other	134	—	99	—
Subtotal	397,714	100.0%	361,947	100.0%
Net deferred loan costs	854		830
Allowance for credit losses for loans	(3,734)		(3,203)
Loans, net	$394,834		$359,574

Loan Portfolio Maturities. The following table sets forth certain information at December 31, 2023 regarding the dollar amount of loan principal repayments becoming due during the period indicated. The table does not include any estimate of prepayments that may significantly shorten the average loan life and cause actual repayment experience to differ from that shown below. Demand loans, which are loans having no stated repayment schedule or no stated maturity, are reported as due in one year or less.

	Residential Real Estate Loans	Commercial Loans	Consumer Loans	Total Loans
	(Dollars in thousands)
Amounts due in:
One year or less	$3,268	$37,061	$7,331	$47,660
More than one year through five years	13,213	191,626	10,546	215,385
More than five through fifteen years	35,882	48,565	1,180	85,627
More than fifteen years	45,743	2,539	760	49,042
Total	$98,106	$279,791	$19,817	$397,714

Fixed vs. Adjustable Rate Loans

The following table sets forth the dollar amount of all loans at December 31, 2023 that are due after December 31, 2024 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude unearned loan origination fees.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Residential real estate loans	$65,220	$29,618	$94,838
Commercial loans	167,519	75,211	242,730
Consumer loans	1,512	10,974	12,486
Total	$234,251	$115,803	$350,054

Commercial Real Estate Lending. Consistent with our strategy to grow our loan portfolio and increase our yield, we continue to be focused on increasing our commercial real estate loan portfolio through organic growth and the purchase of loan participations. At December 31, 2023, we had $231.9 million in commercial real estate loans, representing 58.3% of our total loan portfolio. Of this aggregate amount, we had $73.9 million in non-owner occupied non-residential real estate, $79.7 million in multi-family residential real estate, $40.9 million in owner occupied non-residential real estate, $6.2 million in non-owner occupied residential real estate loans and $31.2 million in commercial real estate construction loans.

Our commercial real estate loans are generally secured by industrial buildings, warehouses, office buildings and other special purpose commercial properties, primarily in Milwaukee, Waukesha and Ozaukee Counties, Wisconsin. Our multi-family loans, which are classified as commercial real estate loans in the tabular presentation, are generally secured by properties consisting of five or more rental units in our market area. We also selectively purchase participations in commercial real estate loans from a limited number of local financial institutions. Such loans are independently underwritten by our credit department according to our policies.

Our commercial real estate loans generally have initial terms of five to ten years and amortization terms of 15 to 30 years, with a balloon payment at the end of the initial term, and may be fixed-rate or adjustable-rate loans. Our adjustable-rate commercial real estate loans are generally tied to a margin above the prime rate, applicable U.S. Treasury rate or SOFR rate. The maximum loan-to-value ratio of our commercial real estate loans is generally 80% of the lower of cost or appraised value of the property securing the loan. Generally, we require personal guarantees.

We originate a variety of adjustable-rate multi-family residential real estate loans with terms and amortization periods generally up to 30 years, which may include balloon loans. Interest rates and payments on our adjustable-rate loans adjust periodically and generally are indexed to the prime rate or the corresponding U.S. Treasury or SOFR rate, plus a margin. We generally include pre-payment penalties on fixed-rate multi-family residential real estate loans we originate.

At December 31, 2023, our largest commercial real estate borrowing relationships were each $10.0 million commitments for the construction of residential multi-family properties. At December 31, 2023, there were six such relationships. Two of these borrowers had not drawn on their available lines and the total outstanding balance of the remaining four relationships was $21.9 million. An additional $38.1 million remains available to draw on these loans. Each of these borrowing relationships is primarily collateralized by mortgages on the properties as well as personal guaranties. These loans were performing in accordance with their repayment terms at December 31, 2023.

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including project-level and global cash flows, credit history, and management expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). We generally require a debt service coverage ratio of at least 1.20x. All commercial real estate loans, with the exception of owner-occupied real estate, of $500,000 or more are appraised by outside independent appraisers. Personal guarantees are generally obtained from the principals of commercial real estate loans. We require property and casualty insurance and flood insurance if the property is determined to be in a flood zone area.

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

We also originate loans to finance the construction of commercial properties, multi-family residential projects (including non-owner occupied one- to four-family residences) and professional complexes. At December 31, 2023, commercial construction loan balances were $31.2 million, or 7.8% of our total loan portfolio. Under these loans, an additional $44.9 million remains available to borrowers. The majority of these loans are secured by properties located in our primary market area.

Our commercial real estate construction loans are generally structured as interest-only payments during the anticipated construction time. The interest rate may be a fixed-rate or adjustable-rate. Our adjustable-rate commercial real estate constructions loans are generally tied to a margin above the prime rate, applicable U.S. Treasury rate or SOFR rate. We generally offer commercial construction loans with a value up to 80% of the appraised value on a completed basis or the cost of completion, whichever is less. Personal guarantees are generally obtained from the principals of commercial real estate construction loans.

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

One-to-four family Residential Real Estate Lending. At December 31, 2023, we had $97.7 million of loans secured by one-to-four family residential real estate, representing 24.6% of our total loan portfolio. We originate both fixed-rate and adjustable-rate one-to-four family residential real estate loans. At December 31, 2023, 69.5% of our one-to-four family residential real estate loans were fixed-rate loans, and 30.5% of such loans were adjustable-rate loans.

Our fixed-rate one-to-four family residential real estate loans typically have terms of 10 to 30 years and are generally underwritten according to Freddie Mac and Fannie Mae guidelines when the loan balance meets such guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed-rate and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae loans. As of December 31, 2023, the limit was $726,200 for single-family homes in our market area. The maximum conforming loan limits will increase to $766,550 for the year ended December 31, 2024. We sell, on both a servicing-released and servicing-retained basis, our conforming and eligible jumbo fixed-rate one-to-four family residential real estate loans. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans” that we may retain in our portfolio. Jumbo loans that we originate typically have 15 to 30 year terms and maximum loan-to-value ratios of 80%. At December 31, 2023, we had $5.4 million in jumbo loans, which represented 5.5% of our one-to-four family residential real estate loans. The average outstanding balance for our jumbo loans was approximately $678,000 at December 31, 2023. Generally, all of our one-to-four family residential real estate loans are secured by properties located in southeastern Wisconsin.

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

Residential Real Estate Construction Lending. We originate loans to finance the construction of single-family residential properties to prospective homeowners for their primary residence. At December 31, 2023, residential construction loan balances were $359,000, or 0.1% of our total loan portfolio, with an additional $1.2 million available to these borrowers. The majority of these loans are secured by properties located in our primary market area.

Our owner occupied one-to-four family residential construction loans are generally structured as interest-only for 12 months. Construction loan values for one-to-four family residential properties generally will not exceed 80% during the construction phase of the mortgage, however, if private mortgage insurance is obtained, we will consider loan-to-value limits up to 95%.

Once the construction project is satisfactorily completed, generally within 12 months, the loan will convert to an amortizing loan for the remaining term of the loan. Upon completion, the loan will be evaluated for sale on the secondary market. The interest rate is generally a fixed rate for up to 30 years, or a five- to seven-year adjustable-rate mortgage.

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

Land Development Loans. We originate loans to finance the development of land for agricultural purposes and for the development of commercial and residential properties. Land development loans are generally secured by vacant land and/or property that is in the process of improvement. At December 31, 2023, we had no land development loans outstanding.

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

Commercial Lending. At December 31, 2023, we had $47.9 million of commercial loans, representing 12.0% of our total loan portfolio. We originate commercial loans and lines of credit secured by non-real estate business assets. These loans are made based primarily on historical and projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not behave as forecasted, and collateral securing loans may fluctuate in value because of economic or individual performance factors. Financial information is obtained from the borrowers to evaluate cash flow sufficiency to service debt and is periodically updated during the life of the loan. These loans are generally originated to small businesses in our primary market area. Our commercial loans are generally used by the borrowers for working capital purposes or for acquiring equipment, inventory or furniture, and are primarily secured by business assets other than real estate, such as business equipment, inventory and accounts receivable. Our commercial loans are generally term loans with terms of three to seven years and lines of credit with terms of one to two years, with a target loan size of $250,000 to $8.0 million. Our commercial and industrial lines of credit are generally priced on an adjustable-rate basis tied to the prime rate. Term loans are generally priced at a spread over the applicable U.S. Treasury rate. We generally obtain personal guarantees with commercial loans.

At December 31, 2023, our largest outstanding commercial and industrial loan commitment totaled $10.0 million. The primary business of this company is providing lease and financing of commercial and office equipment. The outstanding balance on this relationship was $6.9 million at December 31, 2023. Our second largest commitment totaled $10.0 million, of which $9.1 million was outstanding at December 31, 2023. The primary business of this company is the sales, leasing, financing and rental services for the transportation industry. Our third largest commitment totaled $8.0 million, of which $7.2 million was outstanding at December 31, 2023. This borrower's primary business is providing leasing services to the transportation industry. All of these commitments were performing in accordance with their repayment terms at December 31, 2023.

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

Consumer Lending. Our consumer lending portfolio, which totals $19.8 million as of December 31, 2023 and represented 5.0% of our total loan portfolio, consisted almost entirely of home equity loans. At December 31, 2023, there were $19.7 million of outstanding balances on home equity lines of credit, which the lines of credit had an additional $21.4 million available to draw. Although a very small percentage of our current loan portfolio and not a part of our primary business strategy, we also offer other types of consumer loans to individuals who reside or work in our market area. At December 31, 2023, we had $8,000 of unsecured consumer loans.

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

We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such residential loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. We sell the majority of the fixed-rate conforming and eligible jumbo one- to four-family residential real estate loans that we originate, on both a servicing-released and servicing-retained basis, with limited or no recourse, while retaining some non-eligible fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. For the year ended December 31, 2023, we sold $11.9 million of one- to four-family residential real estate loans, of which $11.7 million were originated in 2023 and $125,000 were originated prior to 2023. For the year ended December 31, 2022, we sold $23.3 million of one- to four-family residential real estate loans.

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

Mortgage servicing rights, which are acquired when we sell a loan but retain the servicing rights, are recognized as a separate asset. As of December 31, 2023, we had $1.7 million in mortgage servicing rights. The fair value of our mortgage servicing rights is appraised by a third party provider. Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

During 2023, we purchased additional commercial real estate and commercial loan participations secured by properties and/or business assets within and outside of our primary lending market area in which we are not the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2023, the outstanding balances of commercial real estate and commercial loan participations purchased was $34.8 million, with the ability to draw an additional $30.7 million. At December 31, 2022, the outstanding balance was $31.6 million and the remaining available credit was $41.2 million. All of these loans were performing in accordance with their original repayment terms. PyraMax Bank’s growth strategy includes the purchase of loan participations that meet our underwriting standards from a limited number of local financial institutions with which we have existing relationships. We also have participated out portions of a loan that exceeded our loans-to-one borrower legal lending limit and for risk diversification. Historically, we have not purchased whole loans, however, pursuant to our growth strategy, we may purchase whole loans in the future.

Loan Approval Procedures and Authority

Pursuant to federal law, the aggregate amount of loans that PyraMax Bank is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of PyraMax Bank’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2023, based on the 15% limitation, PyraMax Bank’s loans-to-one-borrower limit was $10.2 million. At December 31, 2023, PyraMax Bank had no individual borrower with outstanding balances in excess of this amount. Although PyraMax Bank currently has an internal limit of $8.0 million, the board of directors must approve all loans in excess of $2.0 million. In the future the board of directors may consider increasing or decreasing this internal limit.

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

All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. Our President and Chief Executive Officer has individual authorization to approve loans up to an aggregate exposure to one borrower of $2.0 million. Our Officers’ Loan Committee, which consists of our President and Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Financial Officer and Chief Lending Officer, can approve loans up to $2.0 million in the aggregate. Loans in excess of $2.0 million require the approval of our board of directors, or, if exigent circumstances exist, the Chief Credit Officer and President and Chief Executive Officer may approve such loans if the board of directors is unavailable and such approval is based on a recommendation of the Chief Credit Officer and is subsequently approved by the board of directors.

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

Loans Past Due and Non-performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is credit-deteriorated or non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral if the loan is collateral dependent. When a loan is determined to be credit-deteriorated, the measurement of the loan in the allowance for credit losses analysis is based on the present value of expected future cash flows, except that all collateral-dependent loans which are based on the fair value of the collateral less estimated costs to sell. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis or cost recovery method.

When we acquire real estate as a result of foreclosure, the real estate is classified as foreclosed assets. Foreclosed assets are recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal, or evaluation when acceptable, to determine the current market value of the property. Any excess of the recorded value of the loan over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense, in either case during the applicable period of such determination. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

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

Non-accrual loans increased to $1.1 million, or 0.28% of total loans, at December 31, 2023 from $769,000 million, or 0.21% of total loans, at December 31, 2022. The increase in non-accrual loans was primarily due to an increase in non-accrual loans in the commercial real estate loan category.

Collateral Dependent Loans. Collateral dependent loans are loans where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty.

Foreclosed Assets. Foreclosed assets consist of property acquired through formal foreclosure, in-substance foreclosure or by deed in lieu of foreclosure, and are recorded at the lower of recorded investment or fair value less estimated costs to sell. Write-downs from recorded investment to fair value, which are required at the time of foreclosure, are charged to the allowance for credit losses. After transfer, adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. During the years ended December 31, 2023 and December 31, 2022, no loans were transferred into foreclosed assets.

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

In accordance with our loan policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations. Loans are listed on the “watch/special mention list” where management has some concern that the collateral or debt service ability may not be adequate, although the collectability of the contractual loan payments is still probable. If a loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. For commercial loans, “substandard” ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable. For commercial loans, “doubtful” ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely. Generally, loans 90 days or more past due are placed on non-accrual status and classified “substandard.” Management reviews the status of each credit-deteriorated loan on our watch list on a quarterly basis.

Allowance for Credit Losses - Loans

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

The Company measures the allowance for credit losses of financial assets on a collective portfolio segment basis when the financial assets share similar risk characteristics. The Company has identified the following portfolio segments of financial assets with similar risk characteristics for measuring expected credit losses: commercial real estate, commercial and industrial loans, residential real estate – first mortgage, residential real estate – construction, consumer – home equity and lines of credit and other consumer loans. The Company further segments the commercial loan portfolios by risk rating and the residential and consumer loan portfolios by delinquency.

The Company utilizes the weighted average remaining maturity methodology to measure the ACL. This methodology incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component includes the calculation of loss rates that are based on historical lookback periods. The Company calculates a loss rate based on historical loan level loss experience for portfolio segments with similar risk characteristics. The historical loss rate is adjusted for select macroeconomic variables that consider both historical trends as well as forecasted trends. The Company utilizes a period of two years for these forecasted trends, with immediate reversion. The Company measures expected credit losses of these financial assets by applying loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and default assumptions.

The Company considers qualitative adjustments to expected credit loss estimates for information not already captured in the loss estimation process. Qualitative factor adjustments may increase or decrease management’s estimate of expected credit losses. Adjustments will not be made for information that has already been considered and included in the quantitative component. Qualitative loss factors are based on management's judgment of company, market, industry or business specific data, changes in loan composition, performance trends, regulatory changes, uncertainty of macroeconomic forecasts, and other asset specific risk characteristics. For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable and where the borrower is experiencing financial difficulty, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the asset as of the measurement date. Fair value is generally calculated based on the value of the underlying collateral less estimated costs to sell.

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for credit losses, and as a result of such reviews, we may have to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth information related to our allowance for credit losses as of and for the year ended December 31, 2023:

(Dollars in thousands)
Allowance for credit losses at end of period	$3,734
Non-accrual loans at end of period	$1,110
Total loans at end of period	$397,714
Allowance for credit losses to total loans outstanding at end of period	0.94%
Non-accrual loans to total loans outstanding at end of period	0.28%
Allowance for credit losses to non-accrual loans at end of period	336.40%
Net charge-offs (recoveries) to average loans outstanding during period – Commercial loans	(0.01)%
Net charge-offs (recoveries) to average loans outstanding during period – Residential real estate loans	—
Net charge-offs (recoveries) to average loans outstanding during period – Consumer loans	(0.05)%
Net charge-offs (recoveries) to average loans outstanding during period – Total	(0.01)%

The following table sets forth information related to our allowance for loan losses as of and for the year ended December 31, 2022, prior to the adoption of CECL:

(Dollars in thousands)
Allowance for loan losses at end of period	$3,203
Non-accrual loans at end of period	$769
Total loans at end of period	$361,947
Allowance for loan losses to total loans outstanding at end of period	0.89%
Non-accrual loans to total loans outstanding at end of period	0.21%
Allowance for loan losses to non-accrual loans at end of period	416.72%
Net charge-offs (recoveries) to average loans outstanding during period – Commercial loans	(0.03)%
Net charge-offs (recoveries) to average loans outstanding during period – Residential real estate loans	(0.01)%
Net charge-offs (recoveries) to average loans outstanding during period – Consumer loans	(0.30)%
Net charge-offs (recoveries) to average loans outstanding during period – Total	(0.04)%

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans as of December 31, 2023. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Allowance for Credit Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$849	22.7%	24.7%
Commercial	2,693	72.1%	70.3%
Consumer	192	5.2%	5.0%
Total allocated allowance	$3,734	100.0%	100.0%

The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans as of December 31, 2022, prior to the adoption of CECL.

	Allowance for Loan Losses	Percent of Allowance in Category to Total Allocated Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential real estate	$752	23.5%	24.5%
Commercial	1,944	60.7%	70.3%
Consumer	507	15.8%	5.2%
Total allocated allowance	$3,203	100.0%	100.0%

Although we believe that we use the best information available to establish the allowance for credit losses, future adjustments to the allowance for credit losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for credit losses may not be adequate and management may determine that increases in the allowance are necessary if the quality of any portion of our loan portfolio deteriorates as a result. Any material increase in the allowance for credit losses may adversely affect our financial condition and results of operations.

Allowance for Credit Losses - Unfunded Commitments

In addition to the ACL for loans, the Company has established an allowance for credit losses for unfunded commitments. The ACL for unfunded commitments represents the expected credit losses resulting from contractual obligations to extend credit and which are expected to fund. The ACL for unfunded commitments is maintained at a level that management believes is sufficient to absorb any losses related to the unfunded commitments and is determined based on the same methodology for determining the ACL for loans.

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

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the Federal Home Loan Bank of Chicago, certificates of deposit of federally insured institutions, investment grade corporate bonds and investment grade marketable equity securities. We also are required to maintain an investment in Federal Home Loan Bank of Chicago stock. While we have the authority under applicable law to invest in derivative securities, we had no investments in derivative securities at December 31, 2023 or December 31, 2022.

Portfolio Maturities and Yields. The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2023. Certain mortgage-backed and asset-backed securities have adjustable interest rates and will reprice annually within the various maturity ranges. These repricing schedules are not reflected in the table below. Weighted average yield calculations on investment securities available-for-sale do not give effect to changes in fair value that are reflected as a component of equity.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
Obligations of states and political subdivisions	$85	2.40%	1,070	3.42%	12,774	1.86%	3,114	2.02%	17,043	14,231	1.99%
Government- sponsored mortgage-backed securities	—	—	879	2.49%	17,535	1.89%	79,260	4.16%	97,674	91,019	3.74%
Asset-backed securities	—	—	—	—	—	—	3,593	6.50%	3,593	3,572	6.50%
Certificates of deposit	745	2.79%	—	—	—	—	—	—	745	737	2.79%

Total	$830	2.75%	$1,949	3.00%	$30,309	1.88%	$85,967	4.18%	$119,055	$109,559	3.56%

Obligations of State and Political Subdivision (“Municipal”) Securities. At December 31, 2023, we had municipal securities totaling $14.2 million, which constituted 13.0% of our securities portfolio. Our current municipal securities have a weighted average maturity of 8.25 years. These securities often provide slightly higher after-tax yields than U.S. government and agency securities and mortgage-backed securities, but are not as liquid as other investments, so we typically maintain investments in municipal securities, to the extent appropriate, for generating returns in our investment portfolio.

Government-sponsored Mortgage-Backed Securities. At December 31, 2023, we had government-sponsored mortgage-backed securities totaling $91.0 million, which constituted 83.0% of our securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. We invest primarily in mortgage-backed securities backed by one- to four-family mortgages. All of our mortgage-backed securities are either backed by Ginnie Mae, a U.S. government agency, the SBA, or government-sponsored enterprises, such as Fannie Mae and Freddie Mac.

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

Asset-backed Securities. At December 31, 2023, we had asset-backed securities comprised of pools of student loans totaling $3.6 million, which constituted 3.3% of our securities portfolio, and had a weighted average maturity of 12.71 years. All of our asset-backed securities are investment grade and have interest rates tied to an index (SOFR).

Certificates of Deposit. At December 31, 2023, we had certificates of deposit totaling $737,000, which constituted 0.7% of our securities portfolio, and had a weighted average maturity of 0.38 years. While these securities generally provide lower yields than other investments in our securities investment portfolio, we maintain these investments, to the extent we deem appropriate, for liquidity purposes.

Federal Home Loan Bank Stock. We held common stock of the Federal Home Loan Bank of Chicago in connection with our borrowing activities totaling $4.2 million at December 31, 2023. The Federal Home Loan Bank of Chicago common stock is carried at cost. We may be required to purchase additional Federal Home Loan Bank of Chicago stock if we increase borrowings in the future.

Bank-Owned Life Insurance. We invest in bank-owned life insurance to provide us with a funding source for certain of our benefit plan obligations, to provide for the potential loss in revenue and replacement costs associated with the loss of a key member of the management team and provide supplemental death benefits to key personnel. Bank-owned life insurance also generally provides us non-interest income that is non-taxable. At December 31, 2023, our balance in bank-owned life insurance totaled $14.0 million and was issued by two insurance companies, each of which was rated AA+ by Standard & Poor’s.

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

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including non-interest-bearing checking accounts, interest-bearing checking accounts, money market accounts, statement savings, health savings and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. At December 31, 2023, our core deposits, which are deposits other than certificates of deposit, were $242.5 million, representing 60.1% of total deposits. As part of our business strategy, we intend to continue our effort to increase our core deposits.

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

The following tables set forth the distribution of total deposit accounts, by account type, for the periods indicated.

	2023			2022
	Amount	Percent	Rate	Amount	Percent	Rate
	(Dollars in thousands)
Noninterest-bearing checking	$78,476	19.4%	0.00%	$92,465	23.8%	0.00%
Interest bearing checking	28,899	7.2%	0.89%	32,514	8.4%	0.21%
Money market	88,687	22.0%	2.06%	121,215	31.3%	0.59%
Statement savings	46,473	11.5%	0.05%	61,969	16.0%	0.05%
Certificates of deposit (1)	161,148	39.9%	3.42%	79,558	20.5%	0.55%
Total	$403,683	100.0%	1.69%	$387,721	100.0%	0.27%
(1)
We had no brokered deposits as of December 31, 2023 or December 31, 2022.

As of December 31, 2023, the amount of total uninsured deposits (i.e., deposits that exceeded the $250,000 FDIC insurance limit) was $106.9 million, or 26.5% of total deposits. As of December 31, 2022, the amount of total uninsured deposits was $140.4 million, or 36.2% of total deposits.

The amount of time deposits in excess of the FDIC insurance limit, all of which are certificates of deposits, was $29.8 million, or 18.5% of total time deposits as of December 31, 2023.

The following table indicates the amount of time deposits in uninsured accounts by time remaining until maturity at December 31, 2023.

Maturity Period	Dollar Amount
(Dollars in thousands)
At December 31, 2023:
Three months or less	$5,096
Over three through six months	4,274
Over six through twelve months	16,066
Over twelve months	4,341
Total	$29,777

Borrowed Funds. We have an agreement with the Federal Home Loan Bank of Chicago that allows us to participate in their credit programs. The amount that we are able to borrow is based upon the amount of capital stock that we own in the Federal Home Loan Bank of Chicago and the amount of mortgage loans that we pledge as collateral to them. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. We use such advances to provide funding as a supplement to our deposits. To the extent such borrowings have different repricing terms than our deposits, they can change our interest rate risk profile. At December 31, 2023, we had $71.0 million in advances from the Federal Home Loan Bank of Chicago. At December 31, 2023 our available and unused portion of this borrowing agreement totaled $100.9 million, although we may access additional advances if we purchase additional Federal Home Loan Bank of Chicago capital stock.

Additionally, at December 31, 2023 we had a $12.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2023. We also had a $9.5 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $12.4 million at December 31, 2023. We had not drawn on the Federal Reserve line as of both December 31, 2023 and 2022.

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

Personnel

As of December 31, 2023, we had 79 full-time and 86 full-time equivalent employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

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

The Company is generally no longer subject to federal tax examinations for years before 2020 and state tax examinations before 2019.

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

Net Operating Loss Carryovers. Under the Tax Cuts and Jobs Act, for federal losses originating in tax years after January 1, 2018, the Company is allowed an indefinite carryforward period limited to 80% of each subsequent year’s net income. At December 31, 2023, the Company had a federal net operating loss carryover of $16.2 million that will begin to expire in 2030. Of this $16.2 million, $8.3 million has no expiration due to the Tax Cuts and Jobs Act of 2017. The Company also has $515,000 of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2024.

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

Net Operating Loss Carryovers. Wisconsin law allows financial institutions to carry forward a Wisconsin net operating loss to the succeeding 20 taxable years. At December 31, 2023, the Company had Wisconsin net operating loss carryovers of $33.0 million that will begin to expire in 2024. The Company also has $518,000 of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2024.

SUPERVISION AND REGULATION

General

As a federal savings bank, PyraMax Bank is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to the FDIC's backup examination authority as its deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which PyraMax Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of security holders. PyraMax Bank also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of credit loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings associations relating to capital, asset quality, management, liquidity, earnings, interest rate sensitivity and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as PyraMax Bank or its holding company, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorist financing laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Many financial “consumer protection” statutes are implemented by regulations issued by the Consumer Financial Protection Bureau. For federal savings banks of PyraMax Bank’s asset size, compliance with such statutes and regulations is determined by the Office of the Comptroller of the Currency through its examinations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

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

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, PyraMax Bank may generally invest in mortgage loans secured by residential real estate without an aggregate limit and may invest in commercial real estate, commercial and industrial, and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. PyraMax Bank may also establish, subject to specified investment limits, “operating subsidiaries” that engage in activities permitted for PyraMax itself, and service corporation subsidiaries that may engage in certain activities not otherwise permissible for PyraMax Bank, including real estate investment and securities and insurance brokerage.

Effective July 1, 2019, the Office of the Comptroller of the Currency issued a final rule implementing a section of the Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”) which permits an eligible federal savings bank with assets of $20.0 billion or less as of December 31, 2017 to elect to operate with the business powers of a national bank, generally subject to the same limitations and restrictions, without converting to a national bank charter. A federal savings bank that makes the so-called “covered savings association” election must divest any activities or investments that are not permitted for a national bank. PyraMax Bank had not made such an election as of December 31, 2023.

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

In 2020, the CARES Act lowered the community bank leverage ratio to 8%. The community bank leverage ratio was increased to 8.5% for calendar year 2021 and to 9% thereafter. The Company did not opt in to the community bank leverage ratio framework for the year ended December 31, 2023.

At December 31, 2023, PyraMax Bank exceeded all applicable capital requirements.

Loans-to-One Borrower. Generally, a federal savings bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2023, PyraMax Bank was in compliance with the loans-to-one borrower limitations.

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

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The Office of the Comptroller of the Currency is required to assess a federal savings bank’s record of compliance with the Community Reinvestment Act. A savings bank’s failure to comply with the provisions of the Community

Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. PyraMax Bank received an “Outstanding” Community Reinvestment Act rating in its most recent federal examination.

On October 24, 2023, the Office of the Comptroller of the Currency and the other federal banking agencies issued a final rule to strengthen and modernize the Community Reinvestment Act regulations. Under the final rule, banks with assets of less than $600 million as of December 31 in either of the prior two calendar years will be a “small bank.” Small banks will be subject to either the current regulations’ small bank lending test or, at the banks’ option, the Retail Lending Test set out in the new regulations. The applicability date for the majority of the provisions in the new Community Reinvestment Act regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

Transactions with Affiliates. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and implementing regulation, Regulation W. An affiliate generally includes a company that controls, or is under common control with, an insured depository institution such as PyraMax Bank. The Company is an affiliate of PyraMax Bank because it controls PyraMax Bank. In general, “covered transactions” between an insured depository institution and its affiliates, as defined by Section 23A and Regulation W, are subject to certain quantitative limits and collateral requirements, must be consistent with safe and sound banking practices, and not involve the purchase of low-quality assets. Under Section 23B and Regulation W, transactions with affiliates, including “covered transactions,” must be on terms and under circumstances that are substantially the same, or at least as favorable to, the institution, as those prevailing at the time for comparable transactions with or involving non-affiliates. In addition, Regulation W prohibits a federal savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies, and from purchasing or investing in the securities of any affiliate, other than a subsidiary.

Loans to Insiders. PyraMax Bank’s authority to extend credit to its and its affiliates’ directors, executive officers and 10% stockholders (insiders), as well as to entities controlled by such persons (insiders’ related interests), is governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and implementing Regulation O. Among other things, these provisions generally require that extensions of credit to insiders and their related interests:

• be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons, and not involve more than the normal risk of repayment or present other unfavorable features; and

• not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of PyraMax Bank’s unimpaired capital and unimpaired surplus.

In addition, extensions of credit in excess of certain limits must be approved in advance by a majority of PyraMax Bank’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings banks and has authority to bring enforcement actions against all “institution-affiliated parties,” including directors, officers, employees, and stockholders, as well as attorneys, appraisers and accountants who knowingly or recklessly participate in specified misconduct which causes or is likely to cause loss or an adverse effect on a federal savings bank. Formal enforcement actions by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil money penalties cover a wide range of violations and practices and can be assessed for each day such violation or practice continues, in amounts adjusted annually for inflation. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular federal savings bank. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

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

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 capital ratio of 6.5% or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 capital ratio of 4.5% or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 capital ratio of less than 3.0%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable capital restoration plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more additional restrictions, including: a regulatory order to sell sufficient voting stock to become adequately capitalized; requirements to reduce total assets, cease receipt of deposits from correspondent banks, or dismiss of directors or officers; and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after they obtain such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well capitalized” for purposes of prompt corrective action.

At December 31, 2023, PyraMax Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as PyraMax Bank, generally up to a maximum of $250,000 per separately insured depositor per account ownership category. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

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

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy Regulations. Federal regulations generally require that PyraMax Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter. In addition, PyraMax Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. PyraMax Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

The Bank Secrecy Act, USA PATRIOT Act, and Anti-Money Laundering Regulations. PyraMax Bank must comply with the anti-money laundering provisions of the Bank Secrecy Act as amended by the USA PATRIOT Act, and implementing regulations issued by the Office of the Comptroller of the Currency and the Financial Crimes Enforcement Network of the U.S. Department of the Treasury. Together, the Bank Secrecy Act and the USA PATRIOT Act require PyraMax Bank to implement a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime, to establish a customer identification program and other internal controls, conduct customer due diligence, administer training, maintain specified records, and report suspicious activity, among other things. The USA PATRIOT Act gave federal agencies additional powers to address terrorist threats through enhanced domestic security measures and expanded surveillance powers, and contained provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution or its affiliates.

Other Regulations

Interest and other charges collected or contracted for by PyraMax Bank are subject to applicable state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

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

Federal Home Loan Bank System

PyraMax Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. Members of the Federal Home Loan Bank are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. PyraMax Bank was in compliance with this requirement at December 31, 2023. Based on redemption provisions of the Federal Home Loan Bank of Chicago, the stock has no quoted market value and is carried at cost. PyraMax Bank reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Chicago stock. At December 31, 2023, no impairment had been recognized.

Holding Company Regulation

The Company is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board. The Federal Reserve Board has enforcement authority over the Company and its non-savings association subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to PyraMax Bank.

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

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings association or savings and loan holding company without prior written approval of the Federal Reserve Board, and from acquiring or retaining control of any depository institution not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider such factors as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on and the risk to the federal Deposit Insurance Fund, the convenience and needs of the community and competitive factors. A savings and loan holding company may not acquire a savings association in another state and hold the target institution as a separate subsidiary unless it is a supervisory acquisition or the law of the state in which the target is located authorizes such acquisitions by out-of-state savings and loan holding companies.

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

The Federal Reserve Board has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies and savings and loan holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances, such as where the holding company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. Federal Reserve Board guidance also states that a holding company should inform the Federal Reserve Board supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result, at the end of a quarter, in a net reduction in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Law and Regulations Relating to Change in Control

Under the Change in Bank Control Act, no person may acquire “control” of a savings and loan holding company, such as the Company, unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law and regulation, means ownership, control, or the power to vote 25% or more of any class of voting stock of the company. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock under certain circumstances, such as where the holding company involved has its shares registered under the Securities Exchange Act of 1934.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. We have policies, procedures and systems designed to comply with this Act and its implementing regulations, and we review and document such policies, procedures and systems to ensure continued compliance with this Act and its implementing regulations.

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

At December 31, 2023, commercial real estate and land development loans (which includes non-owner occupied commercial real estate, multi-family, owner occupied commercial real estate and one- to four-family non-owner-occupied real estate loans) totaled $231.9 million, or 58.3% of our loan portfolio. Of this aggregate amount, we had $73.9 million in non-owner occupied non-residential real estate, $79.7 million in multi-family residential real estate, $40.9 million in owner occupied non-residential real estate, $6.2 million in non-owner occupied residential real estate and $31.2 million in commercial real estate construction loans. At December 31, 2023, our commercial loans (which includes commercial and industrial loans) totaled $47.9 million, or 12.0% of our loan portfolio. We intend to increase originations of these types of loans.

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

Our portfolio of loans with a higher risk of loss has and is expected to increase, which may lead to additional provisions for credit losses or charge-offs, which would reduce our profits or cause losses.

Our commercial real estate loan portfolio increased to $231.9 million, or 58.3% of total loans, at December 31, 2023 from $210.9 million, or 58.3% of total loans, at December 31, 2022. Our commercial loan portfolio increased to $47.9 million, or 12.0% of total loans, at December 31, 2023 from $43.7 million, or 12.1% of total loans, at December 31, 2022. We intend to continue our emphasis on originating commercial real estate and commercial loans. Many of these loans that we have recently put on our books have not been subjected to a prolonged period of unfavorable economic conditions. As a result, it is difficult to predict the future performance of this part of our loan portfolio. These loans may have delinquency or charge-off levels above our historical experience, which could adversely affect our future performance.

If our allowance for credit losses is not sufficient to cover actual credit losses, our earnings could decrease.

The Company adopted a new accounting standard, referred to as Current Expected Credit Loss (CECL), effective January 1, 2023. CECL requires financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This represents a change from our previous method of recording allowances for credit losses that are probable.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions or the results of our analyses are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. In addition, our emphasis on loan growth and on increasing our portfolios of commercial real estate and commercial business loans, as well as any future credit deterioration, including as a result of COVID-19, could require us to increase our allowance for credit losses in the future. At December 31, 2023, our allowance for credit losses was 0.94% of total loans and 336.4% of non-performing loans.

In addition, bank regulators periodically review our allowance for credit losses and, as a result of such reviews, we may be required to increase our provision for credit losses or recognize further loan charge-offs. Any increase in our allowance for credit losses or loan charge-offs as a result of such review or otherwise may have a material adverse effect on our financial condition and results of operations.

Loan participations comprise a portion of our loan portfolio and a decrease in loan participations purchased could decrease profits and growth levels.

During 2023, we increased our purchases of commercial real estate and commercial loan participations originated by other financial institutions, both within and outside of our primary market area, to help meet loan portfolio growth goals. The outstanding balance of loan participations purchased totaled $34.8 million, or 8.8% of total loans, and $31.6 million, or 8.7% of total loans, at December 31, 2023 and 2022, respectively. In addition, the amount available for future draws totaled $30.7 million at December 31, 2023. Although we underwrite any loan participation as if we were originating the loan, a primary difference is that financial information is received from the lead financial institution and not directly from the borrower, and we rely on the lead lender to monitor the performance of the loan and provide information to us that we use to classify the loan and make any associated credit loss provisions. If our underwriting or monitoring of these loans or the information provided to us by the lead lender is not sufficient, our non-performing loans may increase and our earnings may decrease. Additionally, in circumstances where we hold a minority participation interest, we may be bound by decisions of the lead lender or majority interest to which we would otherwise object, and may need the consent of these other parties to exercise our rights with respect to a loan. Further, because participations factor into our growth strategy, our profits and loan growth could be significantly and adversely affected if the volume of loan participations materially decreases, whether because of loan demand declines, loan payoffs, lead lenders perceiving us as a potential competitor in their respective market areas, or otherwise.

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

PyraMax Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency, and the Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and are intended primarily for the protection of the federal deposit insurance fund and the depositors of PyraMax Bank, rather than for our stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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

During 2022 and 2023, in response to accelerated inflation, the Federal Reserve implemented monetary tightening policies, resulting in significantly increased interest rates. The Federal Reserve has indicated that further rate increases may be necessary to curb inflation. In a period of rising interest rates, the interest income we earn on our assets may not increase as rapidly as the interest we pay on our liabilities. Changes in market interest rates may also affect the demand for the Company's products and services, the Company's ability to originate real estate loans, competition for deposits, the secondary mortgage market, our ability to realize gains from the sale of assets, and loan delinquencies and defaults, all of which ultimately affect earnings. Changes in interest rates may also affect the market value of the Company's investment securities portfolio.

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

We monitor interest rate risk through the use of simulation models, including estimates of the amounts by which the fair value of our assets and liabilities (our economic value of equity or “EVE”) and our net interest income would change in the event of a range of assumed changes in market interest rates. As of December 31, 2023, in the event of an instantaneous 200 basis point increase in interest rates, we estimate that we would experience a 6.4% decrease in EVE and a 5.9% increase in net interest income. As of December 31, 2023, in the event of an instantaneous 200 basis point decrease in interest rates, we estimate that we would experience a 6.2% increase in EVE and a 4.0% decrease in net interest income. For further discussion of how changes in interest rates could impact us, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk.”

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

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment of its liabilities to ensure that there is adequate liquidity to fund operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is its deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk adjusted return, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as negative trends in the banking sector, the level of and/or composition of our uninsured deposits, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity. Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and/or loans, brokered deposits, borrowings from the FHLB and/or FRB discount window, and unsecured borrowings. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company or the financial sector in general. Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

Our reliance on deposits, including brokered certificates of deposit, as a source of funds for loans and our other liquidity needs could have an adverse effect on our financial condition and operating results.

We rely primarily on deposits for funds to make loans and provide for our other liquidity needs, including time deposits and, from time to time, brokered certificates of deposit (although as of December 31, 2023, we had no brokered deposits). Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by external factors such as changes in interest rates, local and national economic conditions, the availability and attractiveness of alternative investments, and perceptions of the stability of the financial services industry generally and of our institution specifically. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the Federal Reserve, or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, we would lose a relatively low-cost source of funds, which would increase our funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

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

While our Board of Directors takes an active role in cybersecurity risk tolerance, we rely to a large degree on management and outside consultants in overseeing cybersecurity risk management.

Our Board of Directors takes an active role in the cybersecurity risk tolerance of the Company and all members receive cybersecurity training annually. The Board reviews the annual risk assessments and approves information technology policies, which include cybersecurity. Furthermore, our Audit Committee is responsible for reviewing all audit findings related to information technology general controls, internal and external vulnerability, and penetration testing. We also engage outside consultants to support our cybersecurity efforts. However, our directors do not have significant experience in cybersecurity risk management outside of the Company and therefore, its ability to fulfill its oversight function remains dependent on the input it receives from management and outside consultants.

Our cost of operations is high relative to our revenues.

The cost of generating our income is measured by our efficiency ratio (the ratio of non-interest expense to the sum of net interest income and non-interest income). Our efficiency ratio was 155.8% (110.2%, excluding the loss on sale of securities) and 100.7% for the years ended December 31, 2023 and 2022, respectively. Our efficiency ratio lags our peer group as our competitors for loans and deposits are often larger banks who can offer very competitive terms to originate and retain commercial real estate and commercial loans, as well as very competitive rates on deposit products. Additionally, our interest expense is higher than our peer group as our sources of funding tend to rely on FHLB advances more than our competitors. We have also had a series of significant one-time expenses over the last several years, including core data processing conversion, branch sale costs and expenses related to our healthcare coverage.

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

The increase in mortgage interest rates has resulted in our net gain on sales of loans becoming a less meaningful component of our revenue. The gain on such sales for the years ended December 31, 2023 and 2022 was $190,000 and $310,000, respectively. Any increase in market interest rates may reduce our mortgage loan originations, resulting in fewer loans available for sale. This would result in a decrease in our non-interest income. Further, when we sell loans, we are required to make customary representations and warranties about such loans to the purchaser. Our loan sale agreements may require us to repurchase or substitute mortgage loans or indemnify investors if we breach certain representations and warranties made to purchasers. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of a payment default on a mortgage loan shortly after its sale. Any of the foregoing could harm our business, cash flow, results of operations and financial condition.

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

In preparing our periodic reports, as well as periodic reports we will be required to file under the Securities Exchange Act of 1934, including our consolidated financial statements, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for credit losses, fair value measurement (including the value of our mortgage servicing rights), valuation allowances associated with the realization of deferred tax assets and our determinations with respect to amounts owed for income taxes.

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

Our stockholders previously approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan and the 1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan. During the year ended December 31, 2023, we recognized $678,000 in non-interest expense relating to these stock benefit plans, and we will recognize additional expenses in the future as additional grants are made and awards vest. No further grants will be made under the 2020 Equity Incentive Plan, which remains in existence solely for the purpose of administering outstanding grants thereunder. We may fund the 2022 Equity Incentive Plan either through open market purchases or from the issuance of authorized but unissued shares of common stock. Our ability to repurchase shares of common stock to fund this plan will be subject to many factors, including, but not limited to, applicable regulatory restrictions on stock repurchases, the availability of stock in the market, the trading price of the stock, our capital levels, alternative uses for our capital and our financial performance. Stockholders would experience a reduction in ownership interest in the event newly issued shares of our common stock are used to fund stock issuances under the plan.

The impact of public health emergencies, like the COVID-19 outbreak, could adversely affect our financial condition and results of operations.

As the result of a public health emergency, including the COVID-19 pandemic, we could be subject to the following risks, among others, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations: a worsening of business and economic conditions; declines in demand for products and services; supply chain interruptions; government restrictions on consumer and business activities; increased loan delinquencies, problem assets, and foreclosures; increased to our allowance for credit losses; declines in the value of collateral for loans, especially real estate: loss or unavailability of key employees; unavailability of third-party service providers; increased FDIC insurance premiums; and increased operating expenses.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

PyraMax Bank recognizes the critical importance of cybersecurity in maintaining the integrity, confidentiality, and availability of its systems and data. As a financial institution entrusted with sensitive customer information and financial assets, PyraMax Bank is committed to implementing robust cybersecurity risk management practices, strategies, and governance mechanisms.

Our Information Security Officer is primarily responsible for this cybersecurity component and reports directly to the EVP-Chief Operations Officer. The Board of Directors has approved an Information Technology Steering Committee, which focuses on technology and business impact. The committee provides oversight and governance of the technology and information security programs. The committee is chaired by the ISO and compiled of managers throughout the entire company. The committee generally meets quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, mitigation and prevention efforts employed to manage security risks. More frequent meetings occur from time to time in accordance with the Incident Response Plan in order to facilitate timely information and monitoring efforts. The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken in the IT Steering Committee to our board of directors on a quarterly basis (or more frequently as may be required by the Incident Response Plan).

Cybersecurity Risk Management: PyraMax Bank employs a comprehensive approach to cybersecurity risk management to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information.

1.
Risk Assessment: Regular assessments of cybersecurity risks are conducted annually to identify potential threats, vulnerabilities, and their potential impact on the Bank's operations. These assessments encompass both internal and external factors affecting PyraMax's IT infrastructure and systems.
2.
Risk Mitigation: Upon identifying risks, PyraMax Bank’s Information Security Program may be revised to protect against any anticipated threats or hazards to the security or integrity of such information. This involves deploying advanced security technologies, implementing security best practices, and ensuring compliance with industry standards and regulations.
3.
Monitoring and Response: PyraMax Bank maintains continuous monitoring capabilities to detect and respond to cybersecurity incidents promptly. Automated tools, as well as internal and external dedicated security teams, are utilized to monitor network traffic, system logs, and other relevant indicators of compromise.
4.
Audit and Testing: Independent third-party penetration testing, IT Control Audits, and vulnerability assessments are completed at least annually to test the effectiveness of security controls and preparedness measures (or more often if warranted by the risk assessment or other external factors). The Information Security Officer determines the scope and objectives of the penetration analysis. Results of audit and testing are reported to the IT Steering Committee for management and the board of directors for oversight.

Cybersecurity Strategy: PyraMax Bank's cybersecurity strategy is aligned with its overall business objectives and risk appetite. Key components of the Bank's cybersecurity strategy include:

1.
Defense-in-Depth:PyraMax Bank employs a multi-layered approach to cybersecurity, incorporating multiple defensive measures at various levels of its IT infrastructure. This includes firewalls, intrusion detection systems, endpoint protection, and data encryption.
2.
Employee Awareness and Training: PyraMax Bank recognizes that employees are a critical line of defense against cyber threats. Therefore, the Bank invests in comprehensive cybersecurity awareness training programs to educate employees about potential risks and best practices for safeguarding sensitive information.
3.
Vendor Risk Management: PyraMax Bank evaluates and manages the cybersecurity risks associated with third-party vendors. Vendor contracts include provisions for security requirements, regular assessments, and compliance with industry standards.
4.
Incident Response Plan: PyraMax Bank maintains an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Plan by its design. The Incident

Response Plan if tested, reviewed, and approved by the IT Steering Committee annually and reported to the board of directors.

Cybersecurity Governance: PyraMax Bank maintains a cybersecurity governance framework to ensure effective oversight and accountability. Key elements of the Bank's cybersecurity governance structure include:

1.
Board Oversight: The Board of Directors provides oversight of PyraMax Bank’s cybersecurity posture, including reviewing and approving cybersecurity policies, strategies, testing, and investments.
2.
Executive Leadership Involvement: Senior management actively participate in setting cybersecurity objectives, allocating resources, and monitoring performance against established goals through the IT Steering Committee.
3.
Risk Committees: PyraMax Bank has established an IT Steering Committee responsible for overseeing cybersecurity risks and ensuring alignment with the Bank's overall risk management framework.

PyraMax Bank remains committed to maintaining the highest standards of cybersecurity to protect the interests of its customers, shareholders, and other stakeholders. By implementing robust risk management practices, strategic initiatives, and effective governance mechanisms, PyraMax Bank strives to mitigate cybersecurity risks and safeguard its operations against evolving threats.

ITEM 2. Properties

As of December 31, 2023, the net book value of our real and personal properties, including land, was $5.2 million. The following is a list of our offices:

Location	Year Opened	Square Footage	Owned/ Leased	Lease Expiration Date	Net Book Value
		(Dollars in thousands)
Corporate Office:
7001 West Edgerton Avenue Greenfield, WI 53220	1980	23,186	Owned	N/A	$2,238
Branch Offices:
9000 West Drexel Avenue Franklin, WI 53132	2004	3,930	Owned	N/A	687
1150 Washington Street Grafton, WI 53024 (1)	2016	5,700	Leased	2/28/2024	38
405 Rivercrest Court Mukwonago, WI 53149	1999	3,097	Owned	N/A	456
1015 Marquette Avenue South Milwaukee, WI 53172	1972	3,942	Owned	N/A	484
1500 East Moreland Avenue Waukesha, WI 53186	1969	4,546	Owned	N/A	1,279
Total					$5,182

(1)The lease for the Grafton office was amended in January 2024, extending the lease expiration date to February 28, 2027.

ITEM 3. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, Holder and Dividend Information. The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “BCOW.” The approximate number of holders of record of the Company common stock as of March 20, 2024 was 362. Certain shares of the Company are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the fourth quarter of 2023.

Period	Total Number of Shares (or Units) Purchases (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

October 1 to October 31, 2023	9,488	6.67	9,488	575,472
November 1 to November 30, 2023	5,542	6.28	5,542	569,930
December 1 to December 31, 2023	19,437	6.81	19,437	550,493

(1)On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the FRB permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on June 15, 2023 and as of December 31, 2023, the Company had repurchased 71,029 shares for a total purchase price of $501,000.

ITEM 6. [RESERVED]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is presented to assist the reader in understanding and evaluating of the Company’s financial condition and results of operations. It is intended to complement the consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Annual Report on Form 10-K and should be read in conjunction therewith. The detailed discussion in the sections below focuses on the results of operations for the year ended December 31, 2023, compared to the year ended December 2022, and the financial condition as of December 31, 2023 compared to the financial condition as of December 31, 2022. For a discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, see “Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” Discussion of Results of Operations included in our 2022 Form 10-K, filed with the SEC on March 30, 2023. The information in this section has been derived from the audited financial statements, which appear beginning on page F-1 of this Annual Report on Form 10-K.

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
•
Grow our loan portfolio prudently and on a managed basis with a focus on diversifying the portfolio, particularly in commercial real estate and commercial lending. Our principal business activity historically has been the origination of residential mortgage loans, supplemented with commercial real estate loans (which includes non-owner occupied commercial real estate, multi-family, owner occupied commercial real estate and one- to four-family non-owner-occupied loans). We intend to retain our presence as a mortgage lender in our market area and continue to increase our origination of commercial real estate and commercial loans (which includes commercial and industrial loans) including loan participations purchased. Over the last several years, we have incrementally increased the amount of some of our commercial real estate and commercial loan originations to preferred borrowers, and we intend to continue to originate similarly-sized loans within our present underwriting standards.

Increasing the number of larger commercial real estate loans and commercial business loan originations involves risk, as described in “Risk Factors—We have a substantial amount of commercial real estate and commercial loans, and intend to continue to increase originations of these types of loans both directly and through participations. These loans involve credit risks that could adversely affect our financial condition and results of operations” and “Our portfolio of loans with a higher risk of loss has and is expected to increase, which may lead to additional provisions for credit losses or charge-offs, which would reduce our profits or cause losses.”

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
•
Continue to provide value to our shareholders and our community. Our goal is to provide long-term value to our shareholders, customers, employees and the communities we serve by executing a safe and sound service-oriented business strategy that produces increasing earnings. We believe there is a significant opportunity for a community-focused bank to provide a full range of financial services to commercial and retail customers in our market area.

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

The following represent our critical accounting policies:

Allowance for Credit Losses-Loans. Management's determination of the appropriateness of the allowance for credit losses for loans (ACL-Loans) is inherently subjective as it requires material estimates and assumptions. The evaluation process involves gathering and interpreting many qualitative and quantitative factors which could affect our estimate of lifetime expected credit losses. Because interpretation and analysis involves judgment, current economic or business conditions can change, and future events are inherently difficult to predict, the anticipated amount of estimated credit losses and therefore the appropriateness of the ACL-Loans could change significantly.

The allowance methodology applied by the Company is designed to assess the appropriateness of the ACL-Loans and includes allocations for individually evaluated credit-deteriorated loans and loss factor allocations for all remaining loans, with a component primarily based on historical loss rates and a component primarily based on other qualitative and environmental factors. The methodology includes evaluation and consideration of several factors, including but not limited to: management's ongoing review and grading of the loan portfolio, evaluation of facts and issues related to specific loans, consideration of historical credit loss and delinquency experience on each portfolio segment, trends in past due and nonaccrual loans, the risk characteristics of specific loans or various loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, the fair value of underlying collateral, existing economic conditions, and other qualitative and quantitative factors which could affect expected credit losses. In addition, the model considers reasonable and supportable economic forecasts to assess the collectability of future cash flows. While management uses the best information available to make its evaluation, future adjustments to the ACL-Loans may be necessary if there are significant changes in economic conditions (both current and forecast) or circumstances underlying the collectability of loans. Because each of the criteria used is subject to change, the allocation of the ACL-Loans is made for analytical purposes and is not necessarily indicative of the trend of future credit losses in any particular loan category. The ACL-Loans is available to absorb losses from any segment of the loan portfolio. Management believes the ACL-Loans is appropriate at December 31, 2023. The allowance analysis is reviewed by the board of directors on a quarterly basis.

Consolidated net income and stockholders' equity could be affected if management's estimate of the ACL-Loans necessary to cover expected credit losses is subsequently materially different, requiring a change in the level of provision for credit losses to be recorded. While management uses currently available information to recognize expected credit losses on loans, future adjustments to the ACL-Loans may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions or forecasts that affect the Company's customers. As an integral part of their examination process, federal regulatory agencies also review the ACL-Loans. Such agencies may require additions to the ACL-Loans or may require that certain loan balances be charged-off or downgraded into classified loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examination.

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

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets. Total assets increased $14.6 million, or 2.7%, to $557.6 million at December 31, 2023, from $543.0 million at December 31, 2022. The increase was primarily due to a $35.8 million increase in loans, net of deferred costs, partially offset by a $15.1 million decrease in cash and cash equivalents, a $4.9 million decrease in available-for-sale securities and a $2.2 million decrease in other assets.

Cash and Cash Equivalents. Cash and cash equivalents decreased $15.1 million, or 53.4%, to $13.2 million at December 31, 2023, from $28.3 million at December 31, 2022. This decrease was primarily due to $109.0 million in principal payments on FHLB advances, the purchase of $50.3 million in available-for-sale securities, a $35.7 million increase in loans and the origination of $12.4 million in mortgage loans held for sale. These decreases were partially offset by $108.5 million in proceeds from FHLB advances, $44.4 million from proceeds from sales of available-for-sale securities, a $16.0 million increase in deposits, $12.5 million from maturities and payments on available-for-sale securities and $12.1 million from the sale of mortgage loans held for sale.

Available-for-Sale Securities. Available-for-sale securities decreased $4.9 million, or 4.3%, to $109.6 million at December 31, 2023, from $114.5 million at December 31, 2022. The decrease was primarily due to the sale of $44.4 million of available-for-sale securities, maturities, prepayments and calls of securities totaling $12.5 million and a $4.5 million net loss on the sale of available-for-sale securities. These decreases were partially offset by the purchase of $50.3 million in available-for-sale securities and a $6.2 million decrease in the unrealized loss on securities held within the portfolio.

During the third quarter of 2023, the Company completed its first balance sheet repositioning strategy related to its investment portfolio. This strategy included the sale of $21.4 million in book value of its lower-yielding U.S. Treasury securities. Proceeds from the sale were used to purchase $21.4 million of U.S. government sponsored mortgage-backed securities, which were classified as available-for-sale upon purchase. The purchased securities have a positive spread differential of approximately 456 basis points compared to the securities that were sold, which is anticipated to result in approximately $1.0 million in additional pre-tax earnings, on an annualized basis. The pre-tax loss on the sale of securities was $1.9 million, which the Company estimates will be recouped within approximately two years. The effective duration of the securities sold was 2.8 years, while the effective duration of the securities purchased is 1.7 years.

During the fourth quarter of 2023, the Company completed its second balance sheet repositioning strategy related to its investment portfolio. This strategy included the sale of $27.5 million in book value of its lower-yielding investment securities. Proceeds from the sale were used to purchase approximately $28.9 million of U.S. government sponsored mortgage-backed securities, which were classified as available-for-sale upon purchase. The purchased securities have a positive spread differential of approximately 343 basis points compared to the securities that were sold, which is anticipated to result in approximately $1.0 million in additional pre-tax earnings, on an annualized basis. The pre-tax loss on the sale of securities was $2.6 million, which the Company estimates will be recouped within approximately 2.8 years. The effective duration of the securities sold was 3.6 years, while the effective duration of the securities purchased is 2.0 years.

Loans Held for Sale. Loans held for sale increased $579,000, or 463.2%, from $125,000 at December 31, 2022 to $704,000 at December 31, 2023. The increase was primarily due to the timing of loans originated as compared to the timing of loan sales. The volume of loans originated and sold continued to decline and remained relatively low during 2023, as a result of the higher interest rate environment and lower inventory of housing available in our market. Mortgage loan originations and sales were $12.4 million and $12.1 million, respectively, during 2023 compared to $21.9 million and $23.6 million, respectively, in 2022.

Net loans. Loans held for investment, net of deferred costs, increased $35.8 million, or 9.9%, to $398.6 million at December 31, 2023 from $362.8 million at December 31, 2022. The majority of this growth was the result of a $21.0 million, or 10.0%, increase in commercial real estate loans, to $231.9 million, a $12.3 million, or 14.4%, increase in first mortgage residential real estate loans to $97.7 million and a $4.2 million, or 9.6%, increase in non-real estate commercial loans to $47.9 million. The growth in the level of commercial real estate and other commercial loans is consistent with the Company’s long-term loan strategy to increase these types of loans within our portfolio. The Company also purchases loan participations from other financial institutions. The outstanding balance of loans purchased are included in the totals above and totaled $34.8 million as of December 31, 2023 and $31.6 million as of December 31, 2022. In addition, the amount available for future draws on these loans totaled $30.7 million at December 31, 2023. Loans purchased are primarily comprised of commercial real estate and other commercial loans. The increase in first mortgage loans is primarily due to an increase in adjustable rate mortgages, as a result of the current interest rate environment, which resulted in higher interest rates on fixed rate mortgages.

Allowance for Credit Losses. On January 1, 2023, the Company adopted ASU 2016-13 which replaced the incurred loss methodology, which was previously used to calculate the allowance for loan losses, with an expected lifetime loss methodology ("CECL"), as described in Note 1 to the Consolidated Financial Statements. The adoption of ASU 2016-13 resulted in an initial increase of $412,000 to the allowance for credit losses for loans ("ACL for loans") and the establishment of a $665,000 allowance for credit losses for unfunded loan commitments ("ACL for unfunded loan commitments"). The ACL for loans is included as a separate line item on the Company's Consolidated Balance

Sheets and the ACL for unfunded loan commitments is included in other liabilities. The total allowance for credit losses was $4.6 million at December 31, 2023.

The ACL for loans was $3.7 million, or 0.94%, of loans, net of deferred costs, at December 31, 2023 compared to an allowance for credit losses of $3.2 million, or 0.89% of loans, net of deferred costs, at December 31, 2022. The increase in the ACL for loans was primarily the result of the $412,000 increase related to the adoption of ASU 2016-13, a $90,000 provision for credit losses and $29,000 in net recoveries. The ACL for unfunded loan commitments was $875,000 at December 31, 2023. The increase in the ACL for unfunded loan commitments was primarily the result of the $665,000 increase related to the adoption of ASU 2016-13 and a $210,000 provision for credit losses. The additional provision was due to a $6.2 million increase in unfunded loan commitments which are expected to fund, from $41.1 million at December 31, 2022 to $47.3 million at December 31, 2023. Nonaccrual loans represented 0.28% of total loans at December 31, 2023, compared to 0.21% of total loans at December 31, 2022. Net recoveries for the year ended December 31, 2023 were $29,000 compared to net recoveries of $123,000 for the year ended December 31, 2022.

Other Assets. Other assets decreased $2.2 million, or 19.6%, to $9.0 million at December 31, 2023, from $11.2 million at December 31, 2022. This decrease was primarily due to a $1.4 million decrease in net deferred tax assets, primarily a result of changes in Wisconsin tax law in July 2023 and a $590,000 decrease in other real estate owned as a result of the sale of the former branch facility in West Allis, Wisconsin.

FHLB Stock. FHLB stock increased $800,000, or 23.5%, from $3.4 million at December 31, 2022 to $4.2 million at December 31, 2023. This increase was primarily due to the requirement by the FHLB to hold additional stock, relative to the level of advances.

Deposits. Deposits increased $16.0 million, or 4.1%, to $403.7 million at December 31, 2023, from $387.7 million at December 31, 2022. This increase was primarily due to a $81.6 million increase in certificates of deposit, partially offset by a $32.5 million decrease in money market deposits, a $14.0 million decrease in non-interest bearing checking deposits, a $3.6 million decrease in interest bearing checking deposits and a $15.5 million decrease in statement savings deposits. As market interest rates have increased, there has been a shift in our deposit mix from noninterest bearing checking accounts, negotiable order of withdrawal ("NOW") accounts, savings accounts and money market accounts into higher rate certificates of deposits as customers sought higher yields on their funds. The decrease in noninterest bearing and money market deposits was also partially due to the use of these funds by our commercial customers to fund their operations, as their borrowing cost have increased during the current interest rate environment.

FHLB Advances. Borrowings, consisting entirely of FHLB advances, decreased $457,000, or 0.6%, to $71.0 million at December 31, 2023, from $71.5 million at December 31, 2022. The Company utilizes FHLB advances to partially fund loan growth. During 2023, the Company borrowed an additional $108.5 million in FHLB advances, which were offset by $109.0 million in maturities of and principal payments on outstanding FHLB advances.

Total Equity. Total equity decreased $2.6 million, or 3.4%, to $72.8 million at December 31, 2023, from $75.4 million at December 31, 2022. The decrease was primarily due to a net loss of $6.8 million, a $783,000 adjustment related to the adoption of ASU 2016-13 and the purchase of shares under the Company's stock repurchase plans in the amount of $702,000. These decreases were partially offset by a $4.9 million increase in accumulated other comprehensive income and $678,000 in stock compensation expense. The increase in accumulated other comprehensive income was primarily the result of the decrease in the unrealized loss on available-for-sale securities less realized losses on sale of available-for-sale securities, both net of taxes.

Comparison of Operating Results for the Years Ended December 31, 2023 and December 31, 2022

Net Income. We recorded a net loss of $6.8 million for the year ended December 31, 2023, which represented a decrease of $6.7 million from a net loss of $148,000 for the year ended December 31, 2022. This decrease was primarily the result of a $3.1 million decrease in noninterest income, a $2.1 million decrease in net interest income, a $763,000 increase in noninterest expense and a $559,000 increase in income tax expense.

Interest and Dividend Income. Interest and dividend income increased $4.5 million, or 27.4%, to $20.9 million for the year ended December 31, 2023, from $16.4 million for the year ended December 31, 2022. The increase was due primarily to a $3.4 million increase in interest income on loans, which increased from $13.6 million in 2022 to $17.0 million in 2023. The increase in interest income on loans was primarily due to a 56 basis point increase in the yield earned on loans, from 3.93% in 2022 to 4.49% in 2023 and a $33.0 million increase in the average amount of loans outstanding, from $346.0 million in 2022 to $379.0 million in 2023. The increase in the yield earned on loans was primarily due to the increase in market rates. The increase in the average balance of loans is consistent with the Company's strategy to grow the loan portfolio.

Average interest-earning assets increased $4.6 million, or 0.9%, to $506.7 million for the year ended December 31, 2023, from $502.1 million for the year ended December 31, 2022. The weighted average yield on interest-earning assets increased 85 basis points, to 4.12% for 2023, from 3.27% for 2022.

Interest Expense. Interest expense increased $6.5 million, or 325.0%, to $8.5 million for the year ended December 31, 2023, from $2.0 million for the year ended December 31, 2022. This increase was primarily due to a $5.2 million increase in interest expense on deposits and a $1.3 million increase in interest expense on FHLB advances. The increase in interest expense on deposits was primarily due to an increase in the average cost of deposits of 172 basis points, from 0.40% in 2022 to 2.12% in 2023 and a $20.0 million increase in average interest-bearing deposits outstanding. The increase in interest expense on deposits was primarily due to the increase in market rates of interest and a shift in our deposit mix. As market rates increased, we experienced a decrease in noninterest bearing checking accounts and lower rate deposit accounts and an increase in higher rate certificates of deposit. From 2022 to 2023, the average balance of noninterest bearing checking accounts decreased $28.7 million, or 27.2%, NOW accounts decreased $4.8 million, or 13.6% and savings accounts decreased $14.3 million, or 21.4%. During the same period, the average balance of certificates of deposits increased $37.0 million, or 45.9% and money market accounts increased $2.1 million, or 2.2%. Interest expense on certificates of deposit increased $3.6 million from 2022 to 2023 as a result of the increase in average balance and also a 287 basis point increase in the average rate paid. Interest expense on money market accounts increased $1.4 million from 2022 to 2023 as a result of the increase in average balance and also a 147 basis point increase in the average rate paid.

Interest expense on FHLB advances increased $1.3 million, or 154.0%, from $866,000 in 2022 to $2.2 million in 2023. This increase was primarily due to a 126 basis point increase in the average rate paid on the advances from 1.46% in 2022 to 2.72% in 2023 and a $21.2 million, or 35.6%, increase in the average balance outstanding, from $59.5 million in 2022 to $80.7 million in 2023. The increase in the average rate paid on FHLB advances was primarily due to the increase in market interest rates.

Net Interest Income. Net interest income decreased $2.1 million, or 14.6%, from $14.4 million for the year ended December 31, 2022 to $12.3 million for the year ended December 31, 2023. The decrease was the result of a $6.5 million increase in interest expense, partially offset by a $4.5 million increase in interest and dividend income. Our net interest spread decreased 78 basis points from 2.69% in 2022 to 1.91% in 2023. Our net interest margin decreased 45 basis points from 2.88% in 2022 to 2.43% in 2023.

Provision for Credit Losses. The provision for credit losses was $300,000 for 2023, compared to a $222,000 provision for 2022. The increase in provision was primarily due to continued growth in the loan portfolio and an increase in unfunded loan commitments.

Noninterest Income. Noninterest income decreased $3.1 million, or 182.4%, from $1.7 million for 2022 to ($1.4 million) for 2023. The decrease was primarily the result of a $4.5 million loss on the sale of available-for-sale securities. The loss on sale of securities was the result of the implementation of the Company's balance sheet repositioning strategies which were executed in the third and fourth quarters of 2023. During the third quarter of 2023, the Company completed its first balance sheet repositioning strategy related to its investment portfolio. This strategy included the sale of $21.4 million in book value of its lower-yielding U.S. Treasury securities. Proceeds from the sale was used to purchase $21.4 million of U.S. government sponsored mortgage-backed securities, which were classified as available-for-sale upon purchase. The purchased securities have a positive spread differential of approximately 456 basis points compared to the securities that were sold, which is expected to result in approximately $1.0 million in additional pre-tax earnings, on an annualized basis. The pre-tax loss on the sale of securities was $1.9 million, which the Company estimates will be recouped within approximately two years. The effective duration of the securities sold was 2.8 years, while the effective duration of the securities purchased is 1.7 years. During the fourth quarter of 2023, the Company completed its second balance sheet repositioning strategy related to its investment portfolio. This strategy included the sale of $27.5 million in book value of its lower-yielding available-for-sale securities. Proceeds were used to purchase approximately $28.9 million of U.S. government sponsored mortgage-backed securities, which were classified as available-for-sale upon purchase. The purchased securities have a positive spread differential of approximately 343 basis points compared to the securities that were sold, which is expected to result in approximately $1.0 million in additional pre-tax earnings, on an annualized basis. The pre-tax loss on the sale of securities was $2.6 million, which the Company estimates will be recouped within approximately 2.8 years. The effective duration of the securities sold was 3.6 years, while the effective duration of the securities purchased is 2.0 years.

This decrease was partially offset by a $1.4 million increase in income (loss) associated with changes in the market value of equity securities, from an unrealized loss of $714,000 in 2022, to an unrealized gain of $663,000 in 2023. The increase in the market value of marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in noninterest expense. Also offsetting the decrease, was a $220,000 increase in other noninterest income. This increase was primarily due to the $110,000 gain on the sale of the West Allis facility and a $157,000 gain from the collection of benefits from a bank owned life insurance policy.

Noninterest Expense. Noninterest expense increased $700,000, or 4.3%, from $16.3 million in 2022 to $17.0 million in 2023. This increase was primarily due to a $1.4 million increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in noninterest income. This increase was partially offset by a $347,000 decrease in salaries and employee benefits, a $227,000 decrease in other noninterest expenses and a $168,000 decrease in occupancy and equipment expense. The decrease in these expenses are primarily due to cost savings initiatives implemented by the Company.

The Company has taken a number of cost savings initiatives to reduce salary and benefits related expenses. In April 2023, a reduction-in-force ("RIF") was implemented which resulted in the termination of five employees and a $575,000 reduction in annual salaries and benefits expense. Severance costs related to the RIF were $418,000. As part of the RIF, we eliminated the majority of our IT staff and outsourced our network administration to an external third party. The projected annual cost for these IT related services is expected to be $257,000. In addition to the RIF, the Company continued its initiative to review all open positions prior to rehiring. As a result of this initiative, we eliminated an additional ten full-time equivalent positions during 2023. The elimination of these ten positions is projected to result in a $1.0 million reduction in salaries and benefits expense, on an annual basis, for a total reduction of $1.6 million, including the RIF. In addition, we significantly adjusted our bonus program for 2023 (paid in 2024), which resulted in a $613,000 reduction in salaries and benefits expense for 2023. This included the elimination of projected bonuses for our three executive officers as well as a reduction in bonuses for other positions. The positive impact of these cost savings initiatives was offset by the $418,000 in severance costs related to the RIF, a $315,000 increase in stock-based compensation expense and $163,000 related to the buyout of the employment agreement of the Company's former Executive Vice President, which eliminated future payment obligations under the agreement. The increase in stock based compensation expense was primarily due to the issuance of stock options and awards granted in the third quarter of 2022 under the 2022 Equity Incentive Plan.

The reduction in noninterest expenses was also primarily due to cost savings initiatives by the Company, including a $211,000 reduction in professional and consulting services and a $55,000 reduction in insurance expense.

Income Tax (Benefit) Expense. Income tax expense (benefit) was $388,000 for the year ended December 31, 2023 and ($171,000) for the year ended December 31, 2022.

The increase in tax expense was primarily due to the enactment of 2023 Wisconsin Act 19 (the "Act"), on July 5, 2023, by the Wisconsin legislature. The Act contains a provision that provides financial institutions with a state tax-exemption for interest, fees and penalties earned on qualifying loans. For the exemption to apply, the loan must be $5 million or less, for primarily a business or agricultural purpose, and made to borrowers residing or located in Wisconsin. The exemption first applies to taxable years beginning after December 31, 2022, and applies to loans on the books as of January 1, 2023 and to new loans made after January 1, 2023, that meet the qualifications. As a result of this provision, the Company reversed $98,000 in income tax benefits which had been recorded during the first two quarters of 2023 and increased the valuation allowance for deferred tax assets by $1.8 million, resulting in a one-time $1.9 million increase in tax expense in the third quarter of 2023. The Company also anticipates that its Wisconsin state taxable income will be significantly reduced and/or eliminated in the future as a result of this provision.

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

The Company has federal loss carryforwards of approximately $16.2 million as of December 31, 2023. Of this amount, $8.3 million represents tax loss carryforwards which have an indefinite carryforward period due to the Tax Cuts and Jobs Act of 2017. The remaining $7.9 million of losses begin to expire in 2030. The Company also has $515,000 of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2024.

The Company had an ownership change during 2021 which resulted in an annual limitation on the future utilization of both Federal and Wisconsin net operating loss (NOL) carryforwards.

The Company has state net operating loss carryforwards totaling approximately $33.0 million as of December 31, 2023, that may be applied against future state taxable income and begin to expire in 2024. The Company also has $518,000 of charitable contribution carryforwards that may be applied against future taxable income which begin to expire in 2024.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit realization of the existing deferred tax assets. Such objective historical evidence limits the ability to consider projections for future growth as subjective evidence.

On the basis of this evaluation, as of December 31, 2023 and December 31, 2022, a valuation allowance of $3.1 million and $934,000, respectively, has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized, reducing our net deferred tax assets to $6.9 million and $8.3 million, at each respective date. The increase in the valuation allowance was primarily due to the Act. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or increased or if objective negative evidence is no longer present and additional weight is given to subjective evidence such as our projections for growth.

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

	Year Ended December 31,
	2023			2022
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$379,028	$17,029	4.49%	$345,964	$13,584	3.93%
Securities available-for-sale	108,503	2,685	2.47%	125,529	2,343	1.87%
Other interest-earning assets	19,186	1,141	5.95%	30,636	511	1.67%
Total interest-earning assets	506,717	20,855	4.12%	502,129	16,438	3.27%
Non-interest-earning assets	36,486			35,474
Total assets	$543,203			$537,603
Interest-earning liabilities:
NOW accounts	$30,582	$272	0.89%	$35,426	$76	0.21%
Money market accounts	98,306	2,029	2.06%	96,182	565	0.59%
Savings accounts	52,588	25	0.05%	66,928	33	0.05%
Certificates of deposit	117,629	4,020	3.42%	80,597	442	0.55%
Total interest-bearing deposits	299,105	6,346	2.12%	279,133	1,116	0.40%
Federal Home Loan Bank advances	80,702	2,193	2.72%	59,491	866	1.46%
Other interest-bearing liabilities	7,204	5	0.07%	7,404	9	0.12%
Total interest-bearing liabilities	387,011	8,544	2.21%	346,028	1,991	0.58%
Non-interest-bearing deposits	76,770			105,372
Other non-interest-bearing liabilities	7,771			6,620
Total liabilities	471,552			458,020
Total stockholders’ equity	71,651			79,583
Total liabilities and stockholders’ equity	$543,203			$537,603
Net interest income		$12,311			$14,447
Net interest-earning assets	$119,706			$156,101
Interest rate spread(2)			1.91%			2.69%
Net interest margin(3)			2.43%			2.88%
Average interest-earning assets to average interest-bearing liabilities	130.93%			145.11%

(1)
Includes net loan fees of ($47,000) for 2023 and $434,000 for 2022.
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

	Year Ended December 31, 2023 vs. 2022
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,373	$2,072	$3,445
Securities	(244)	586	342
Other	(107)	737	630
Total interest-earning assets	1,022	3,395	4,417
Interest-bearing liabilities:
NOW	9	(205)	(196)
Money market deposits	(13)	(1,451)	(1,464)
Savings	6	2	8
Certificates of deposit	(289)	(3,289)	(3,578)
Total interest-bearing deposits	(287)	(4,943)	(5,230)
Borrowings	(387)	(940)	(1,327)
Other	—	4	4
Total interest-bearing liabilities	(674)	(5,879)	(6,553)
Change in net interest income	$348	$(2,484)	$(2,136)

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

The table below sets forth, as of December 31, 2023, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$13,899	6.22%
+300	13,919	6.37%
+200	13,861	5.93%
+100	13,462	2.88%
Level	13,086	—%
-100	12,915	(1.30)%
-200	12,560	(4.02)%
-300	12,311	(5.92)%
-400	12,009	(8.23)%
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

The table below sets forth, as of December 31, 2023, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+400	$58,154	$(9,462)	(13.99)%
+300	60,641	(6,975)	(10.32)%
+200	63,322	(4,294)	(6.35)%
+100	65,352	(2,264)	(3.35)%
Level	67,616	—	—
-100	70,000	2,384	3.53%
-200	71,793	4,177	6.18%
-300	72,025	4,409	6.52%
-400	69,400	1,784	2.64%
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

The table above indicates that at December 31, 2023, in the event of a 100-basis point increase in interest rates, we would have experienced a 3.35% decrease in our EVE and in the event of a 100-basis point decrease in interest rates, we would have experienced a 3.53% increase in our EVE. In the event of a 200-basis point increase in interest rates at December 31, 2023, we would have experienced a 6.35% decrease in our EVE and in the event of a 200-basis point decrease in interest rates, we would have experienced a 6.18% increase in our EVE.

EVE calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, deposits and borrowings.

Liquidity and Capital Resources

Liquidity. Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, FHLB advances, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. At December 31, 2023, we had $71.0 million in advances outstanding, and had additional borrowing capacity of $100.9 million, from the Federal Home Loan Bank of Chicago, based on the level of qualifying collateral currently pledged to the FHLB. Additionally, at December 31, 2023, we had a $12.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2023. We also had a $9.5 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $12.4 million at December 31, 2023. We had not drawn on the Federal Reserve line as of December 31, 2023.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $709,000 for the year ended December 31, 2023, as compared to $2.6 million net cash provided by operating activities for the year ended December 31, 2022. Net cash used in operating activities for the year ended December 31, 2023 primarily consisted of the origination of $12.4 million in mortgage loans held for sale and a net loss of $6.8 million, partially offset by $12.1 million in proceeds from the sale of mortgage loans held for sale and a $4.5 million net loss on the sale of available-for-sale securities. Net cash provided by operating activities for the year ended December 31, 2022 primarily consisted of $23.6 million in proceeds from the sale of mortgage loans held for sale, partially offset by $21.9 million in originations of mortgage loans held for sale. Net cash used in investing activities was $29.3 million for the year ended December 31, 2023, as compared to $55.1 million for the year ended December 31, 2022. Net cash used in investment activities during the year ended December 31, 2023 consisted primarily of a $35.7 million net increase in loans and $50.3 million for the purchase of available-for-sale securities, partially offset by $44.4 million from proceeds from the sale of available-for-sale securities and $12.5 million from maturities, calls and payments on available-for-sale securities. Net cash used in investment activities during the year ended December 31, 2022 consisted primarily of the purchase of $37.1 million of available-for-sale securities and a $36.3 million net increase in loans, partially offset by $19.0 million from maturities, calls and payments on available-for-sale securities. Net cash provided by financing activities was $14.9 million for the year ended December 31, 2023, as compared to $14.1 million for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023 primarily resulted from borrowings of $108.5 million of FHLB advances and a $16.0 million increase in deposits, partially offset by $109.0 million in principal payments on FHLB advances. Net cash provided by financing activities for the year ended December 31, 2022 primarily resulted from borrowings of $37.0 million of FHLB advances and a $3.2 million increase in deposits, partially offset by $21.0 million in principal payments on FHLB advances, $3.2 million to repurchase the company's common stock and $1.1 million to purchase additional shares for the company's ESOP.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits along with the continued use of FHLB advances as well as brokered certificates of deposits, as needed.

Capital. At December 31, 2023, PyraMax Bank exceeded all regulatory capital requirements with total risk-based capital of $67.7 million, or 16.2% of adjusted total assets, which is above the well-capitalized required level of $41.7 million, or 10.0%. The Bank had tier 1 leverage capital of $63.1 million, or 11.2% of adjusted total assets, which is above the well-capitalized required level of $28.2 million, or 5.0%. Management is not aware of any conditions or events since December 31, 2023 that would have changed our regulatory capital classification of well-capitalized. For additional information, see Note 16 of the Notes to the Financial Statements.

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

ITEM 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements are presented in this Annual Report on Form 10-K beginning at page F-1.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2023. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

(b) The Bank’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Bank conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Bank’s system on internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
ITEM 9B. Other Information

During the fourth quarter of 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Corporation’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

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

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 31, 2024.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 31, 2024.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Securities Authorized for Issuance under Stock-Based Compensation Plans

Set forth below is information as of December 31, 2023 regarding the Company’s equity compensation plans that have been approved by shareholders. The Company has no equity-based benefit plans, other than its employee stock ownership plan, that were not approved by shareholders.

	Number of shares to be issued upon exercise of outstanding options and rights	Weighted average option exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by shareholders	744,407	$8.30	65,837

(1)
No further grants will be made under the 2020 Equity Incentive Plan, which remains in existence solely for the purpose of administering outstanding grants thereunder. On December 31, 2023, 600,110 options were outstanding with a weighted average exercise price of $8.30 of which 229,818 were exercisable as of that date. On December 31, 2023, 144,297 restricted stock awards were nonvested with a weighted average grant date fair value of $8.95.
(b)
Security Ownership of Certain Beneficial Owners

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 31, 2024.

(c)
Security Ownership of Management

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 31, 2024.

(d)
Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 31, 2024.

ITEM 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the Proxy Statement to be filed for the Annual Meeting of Stockholders to be held on May 31, 2024.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

	(A)	Report of Independent Registered Public Accounting Firm

	(B)	Consolidated Balance Sheets as of December 31, 2023 and 2022

	(C)	Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022

	(D)	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2023 and 2022

	(E)	Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023 and 2022

	(F)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022

	(G)	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

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

	10.10	Non-Qualified Deferred Compensation Plan (Incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (file no. 333-254135), initially filed March 11, 2021.)

10.11

1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 (file no. 333-254135), filed on May 5, 2021)

	10.12	1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (Incorporated by reference to Appendix A to the Definitive Proxy Statement (file no. 001-40609), filed on July 18, 2022.)

	21	Subsidiaries

	23	Consent of Wipfli LLP (U.S. PCAOB Auditor Firm ID 344)

	31.1	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97	Clawback Policy
101

The following materials for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Changes in

104

Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements*

Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished, not filed

ITEM 16. Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

1895 Bancorp of Wisconsin, Inc.
Date: March 29, 2024	By:	/s/ David R. Ball
David R. Ball Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. Ball	President, Chief Executive Officer and Director	March 29, 2024
David R. Ball	(Principal Executive Officer)

/s/ Richard B. Hurd Richard B. Hurd	Director	March 29, 2024

/s/ Steven T. Klitzing	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024
Steven T. Klitzing

/s/ Darrell Francis	Chairman of the Board	March 29, 2024
Darrell Francis

/s/ Monica Baker	Executive Vice President, Chief Operating Officer and Director	March 29, 2024
Monica Baker

/s/ Clarence Harris	Director	March 29, 2024
Clarence Harris

/s/ Kristina Hill	Director	March 29, 2024
Kristina Hill

/s/ James Spiegelberg	Director	March 29, 2024
James Spiegelberg

/s/ John Talsky	Director	March 29, 2024
John Talsky

/s/ Gary Zenobi	Director	March 29, 2024
Gary Zenobi

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of 1895 Bancorp of Wisconsin, Inc.

Greenfield, Wisconsin

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of 1895 Bancorp of Wisconsin, Inc. and Subsidiary (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows, for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Atlanta, Georgia

March 29, 2024

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022

Assets
Cash and due from banks	$11,220	$26,029
Fed funds sold	2,030	2,315
Cash and cash equivalents	13,250	28,344

Marketable equity securities, stated at fair value	3,625	2,924
Available-for-sale securities, stated at fair value (amortized cost $119,055 and $130,233)	109,559	114,492
Loans held for sale	704	125
Loans, net of deferred costs	398,568	362,777
Allowance for credit losses for loans	(3,734)	(3,203)
Total loans, net of deferred loan costs and allowance for credit losses	394,834	359,574
Premises and equipment, net	5,182	5,451
Mortgage servicing rights, net	1,720	1,860
Federal Home Loan Bank (FHLB) stock, at cost	4,164	3,429
Accrued interest receivable	1,554	1,257
Cash value of life insurance	14,027	14,316
Other assets	8,988	11,244
TOTAL ASSETS	$557,607	$543,016
Liabilities and Stockholders’ Equity
Deposits	$403,683	$387,721
Advance payments by borrowers for taxes and insurance	1,233	1,029
FHLB advances	71,007	71,464
Accrued interest payable	1,106	291
Other liabilities	7,817	7,149
TOTAL LIABILITIES	484,846	467,654
Preferred stock, $0.01 par value, 10,000,000 shares authorized at December 31, 2023 and December 31, 2022	—	—
Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at December 31, 2023 and December 31, 2022; Issued – 6,114,183 at December 31, 2023 and 6,236,168 at December 31, 2022 (includes 144,297 and 211,349 unvested shares, respectively); Outstanding – 6,084,665 at December 31, 2023 and 6,206,105 at December 31, 2022 (includes 144,297 and 211,349 unvested shares, respectively)	61	62
Additional paid-in capital	49,778	49,931
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 434,062 and 453,792 shares at December 31, 2023 and December 31, 2022, respectively	(4,120)	(4,307)
Less treasury stock at cost, 29,518 shares at December 31, 2023 and 30,063 shares at December 31, 2022	(295)	(301)
Retained earnings	33,892	41,468
Accumulated other comprehensive loss, net of income taxes	(6,555)	(11,491)
Total stockholders’ equity	72,761	75,362
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$557,607	$543,016

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share per share data)

	Year ended December 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$17,029	$13,584
Securities, taxable	2,685	2,343
Other	1,141	511
Total interest and dividend income	20,855	16,438
Interest expense:
Interest-bearing deposits	6,346	1,116
Borrowed funds	2,193	866
Other interest-bearing funds	5	9
Total interest expense	8,544	1,991
Net interest income	12,311	14,447
Provision for credit losses	300	222
Net interest income after provision for credit losses	12,011	14,225
Noninterest income:
Service charges and other fees	925	962
Loan servicing, net	668	695
Net gain on sale of loans	190	310
Net loss on sale of securities	(4,529)	—
Increase in cash surrender value of insurance	432	424
Unrealized gain (loss) on marketable equity securities	663	(714)
Other	280	60
Total noninterest income	(1,371)	1,737
Noninterest expense:
Salaries and employee benefits	10,145	10,492
Unrealized gain (loss) on marketable equity securities	663	(714)
Advertising and promotions	163	184
Data processing	886	847
Occupancy and equipment	1,156	1,324
FDIC assessment	245	135
Other	3,786	4,013
Total noninterest expense	17,044	16,281
Loss before income taxes	(6,404)	(319)
Income tax expense (benefit)	388	(171)
Net loss	$(6,792)	$(148)
Loss per share:
Basic	$(1.23)	$(0.03)
Diluted(1)	$(1.23)	$(0.03)
Average common shares outstanding:
Basic	5,533,959	5,775,140
Diluted(1)	5,533,959	5,775,140

See accompanying notes to the consolidated financial statements.

(1) Diluted loss per share and average shares outstanding excludes all common shares as their effect is anti-dilutive.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year ended December 31,
	2023	2022
Net loss	$(6,792)	$(148)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,716	(15,935)
Net realized losses on available-for-sale securities included in income	4,529	—
Other comprehensive income (loss) before tax effect	6,245	(15,935)
Tax effect of other comprehensive income (loss) items	(1,309)	4,302
Other comprehensive income (loss), net of tax	4,936	(11,633)
Comprehensive loss	$(1,856)	$(11,781)

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of January 1, 2022	$64	$52,805	$(3,432)	$(301)	$41,615	$142	$90,893
Net loss	—	—	—	—	(148)	—	(148)
Other comprehensive loss	—	—	—	—	—	(11,633)	(11,633)
Reimbursement of stock offering costs	—	2	—	—	—	—	2
Purchase of 96,446 shares by ESOP	—	—	(1,062)	—	—	—	(1,062)
ESOP shares committed to be released (19,730 shares)	—	13	187	—	—	—	200
Repurchase and cancellation of shares-stock repurchase program (296,918 shares)	(3)	(3,170)	—	—	—	—	(3,173)
Purchase and retirement of common stock	—	(81)	—	—	—	—	(81)
Restricted stock award grants	1	(1)	—	—	—	—	—
Stock compensation expense	—	363	—	—	—	—	363
Transactional rounding	—	—	—	—	1	—	1
Balance as of December 31, 2022	$62	$49,931	$(4,307)	$(301)	$41,468	$(11,491)	$75,362

Net loss	—	—	—	—	(6,792)	—	(6,792)
Other comprehensive income	—	—	—	—	—	4,936	4,936
Cumulative effect of change in accounting principle due to adoption of ASU 2016-13	—	—	—	—	(783)	—	(783)
ESOP shares committed to be released (19,730 shares)	—	(58)	187	—	—	—	129
Repurchase and cancellation of common stock-stock repurchase program (93,877 shares)	(1)	(701)	—	—	—	—	(702)
Sale of common stock by Rabbi Trust	—	—	—	6	—	—	6
Purchase and retirement of common stock	—	(91)	—	—	—	—	(91)
Stock options exercised (3,159 shares)	—	19	—	—	—	—	19
Stock compensation expense	—	678	—	—	—	—	678
Transactional rounding	—	—	—	—	(1)	—	(1)
Balance as of December 31, 2023	$61	$49,778	$(4,120)	$(295)	$33,892	$(6,555)	$72,761

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(6,792)	$(148)
Adjustments to reconcile net loss to net cash from operating activities
Net amortization of investment securities	81	145
Depreciation	492	600
Provision for credit losses	300	222
Gain on sale of other real estate owned	(110)	—
Net change in fair value of marketable equity securities	(663)	714
Net loss on sale of available for sale securities	4,529	—
Stock compensation expense	678	363
Deferred income tax expense (benefit)	388	(171)
Originations of mortgage loans held for sale	(12,445)	(21,941)
Proceeds from sales of mortgage loans held for sale	12,056	23,634
Net gain on sale of mortgage loans held for sale	(190)	(310)
ESOP compensation	129	200
Net change in cash value of life insurance	(432)	(424)
Changes in operating assets and liabilities
Net change in mortgage servicing rights	140	176
Accrued interest receivable and other assets	556	(520)
Accrued interest payable and other liabilities	574	45
Net cash (used in) provided by operating activities	(709)	2,585
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	44,437	—
Maturities, prepayments, and calls of available-for-sale securities	12,479	19,006
Purchases of available-for-sale securities	(50,349)	(37,138)
Purchase of marketable equity securities	(100)	(94)
Net increase in loans	(35,728)	(36,331)
Net increase in FHLB stock, net	(735)	(397)
Proceeds from cash value life insurance death benefits	721	—
Proceeds from sale of other real estate owned	699	—
Distribution of marketable equity securities	68	—
Net capital expenditures for premises and equipment	(812)	(187)
Net cash used in investing activities	(29,320)	(55,141)
Cash flows from financing activities
Net increase in deposits	15,962	3,220
Net increase (decrease) in advance payments by borrowers for taxes and insurance	204	(831)
Proceeds from the issuance of Federal Home Loan Bank advances	108,500	37,000
Principal payments on Federal Home Loan Bank advances	(108,957)	(20,978)
Reimbursement of stock offering costs	—	2
Stock options exercised	19
Repurchase and cancellation of common stock	(702)	(3,173)
Purchase and retirement of common stock	(91)	(81)
Purchases of ESOP shares	—	(1,062)
Net cash provided by financing activities	14,935	14,097
Net decrease in cash and cash equivalents	(15,094)	(38,459)
Cash and cash equivalents at beginning of period	28,344	66,803
Cash and cash equivalents at end of period	$13,250	$28,344
Supplemental cash flow information
Cash paid during the year for interest	$7,729	$1,809
Noncash activities
Loans transferred to held for sale	—	325
Change in right-of-use lease asset and liability	—	528

See accompanying notes to the consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
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

Accordingly, the Company’s financial statements may not be comparable to those of public companies that adopt new or revised financial accounting standards as of an earlier date. The effective dates of the recent accounting standards in Note 1 reflect those that relate to non-issuer companies.

Use of Estimates

In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, mortgage servicing rights, the fair values of financial instruments, and the valuation of deferred income tax assets.

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
Years Ended December 31, 2023 and 2022
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

Marketable Equity Securities

The Company holds marketable equity securities, which have a readily determinable fair value, and consist of mutual fund investments and common equity. These securities are recorded at fair value with unrealized gains and losses, due to change in fair value, reflected in noninterest income. Gains and losses on the sale of marketable equity securities are recorded on the trade date and determined using the specific-identification method. The portion of unrealized gains (losses) for the period related to marketable equity securities still held as of December 31, 2023 and 2022 was $663 and ($714), respectively.

Available-for-Sale Securities

Securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital requirements, and other similar factors. Securities classified as available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in other comprehensive income (loss), net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method. Interest and dividends on available securities are recognized as income when earned. Amortization of premiums and accretion of discounts for noncallable securities are recognized in interest income using the interest method over the estimated lives of the securities. The estimated lives of callable securities are calculated using the first call date. The Company excludes accrued interest receivable from the amortized cost basis of securities available for sale when estimating credit losses and when presenting required disclosures in the financial statements. Accrued interest on securities available for sale totaling $473 and $382 at December 31, 2023 and 2022, respectively, was excluded from the amortized cost basis of securities available for sale. The accrual of interest on a security available for sale is discontinued when management believes the issuer will be unable to make payments as they become due. When securities are placed on nonaccrual status, all unpaid accrued interest is reversed against income. No accrued interest was written off during 2023 and 2022.

Credit Losses for Available-for-Sale Securities

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of these criteria are met, the Company will write-down the security to fair value as a component of current period earnings. For available-for-sale securities that do not meet either of these criteria, the Company determines whether the decline is value has resulted from credit losses or other factors. This evaluation takes into consideration current market conditions, issuer rating changes and trends, the credit worthiness of the obligator of the security, current analysts’ evaluations, and failure of the issuer to make scheduled interest or principal payments. If the Company determines a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost of the security. If the present value of cash flows expected to be collected are less than the amortized cost, an allowance for credit losses is recorded, which is limited by the amount the fair value is less than the amortized cost basis. Any impairment that is not recorded through an allowance for credit losses is recognized in other comprehensive income (loss).

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for deferred loan fees and costs, charge-offs, and an allowance for credit losses. Interest on loans is accrued and credited to income based on the unpaid principal balance. Loan-origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method.

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

The Company estimates the allowance for credit losses on loans based on the underlying assets’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to write-off accrued interest receivable by reversing interest income at the time of this determination. This write-off will occur within 90 days of the determination that the collection of principal becomes uncertain. Therefore, the Company has made a policy election to exclude accrued interest from the amortized cost basis and therefore excludes it from the measurement of the allowance for credit losses. Accrued interest on loans totaling $1.1 million and $874 at December 31, 2023 and 2022, respectively, was excluded from the amortized cost basis of loans.

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

Commercial real estate: These loans are dependent on the industries tied to these loans. Commercial real estate loans are secured primarily by office and industrial buildings, warehouses, small retail shopping facilities, and various special-purpose properties, including hotels and restaurants. Financial information is obtained from borrowers and/or the individual project to evaluate cash flow sufficiency to service debt and is periodically updated during the life of the loan. Loan performance may be adversely affected by factors impacting the general economy or conditions specific to the real estate market, such as geographic location and/or property type.

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
Years Ended December 31, 2023 and 2022
(In thousands)

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

The Company utilizes the weighted average remaining maturity methodology to measure the ACL. This methodology incorporates both quantitative and qualitative information to assess lifetime expected credit losses at the portfolio segment level. The quantitative component includes the calculation of loss rates that are based on historical lookback periods. The Company calculates a loss rate based on historical loan level loss experience for portfolio segments with similar risk characteristics. The historical loss rate is adjusted for select macroeconomic variables that consider both historical trends as well as forecasted trends. The Company utilizes a period of two years for these forecasted trends, with immediate reversion. The Company measures expected credit losses of these financial assets by applying loss rates to the amortized cost basis of each asset taking into consideration amortization, prepayment and default assumptions.

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

Prior to January 1, 2023, the Company used an incurred loss model to estimate the allowance for loan losses. This methodology included allocations for specifically identified impaired loans and loss factors for all remaining loans. A loan is considered impaired when, based on current information, it is probable that the Company will not collect all amounts due in accordance with the contractual terms of the loan agreement. The allowance for impaired loans was generally based on the present value of expected future cash flows or the fair value of the collateral. Loans that were not determined to be impaired were collectively evaluated for impairment based on loan segments with similar risk characteristics and the historical loss rates for each for each segment and other qualitative factors.

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
Years Ended December 31, 2023 and 2022
(In thousands)

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

The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to provision for credit losses for off-balance sheet credit exposures that are not unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration management’s assumption of the likelihood that funding will occur, and is included in other liabilities on the Company’s Consolidated Balance Sheets.

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

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

Foreclosed Assets

Assets acquired through or in lieu of loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management, and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net foreclosed asset expense. There were no foreclosed assets as of December 31, 2023 and 2022, respectively. There were no residential real estate loans in process of foreclosure at December 31, 2023 and 2022, respectively.

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

As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes. The differences relate principally to the allowances for credit losses, deferred compensation, and mortgage servicing rights. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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
Years Ended December 31, 2023 and 2022
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

Other Comprehensive Loss

Other comprehensive loss is shown on the statements of comprehensive loss. The Company’s accumulated other comprehensive loss is composed of the unrealized gain (loss) on securities available for sale, net of tax and is shown on the statements of changes in stockholders’ equity. Reclassification adjustments out of other comprehensive loss for losses realized on sales of securities available for sale comprise the entire balance of “net loss on sale of securities” on the statements of operations. As part of this reclassification, income tax expense of approximately $951 and $0 was recognized for the years ended December 31, 2023 and 2022, respectively, in “income tax expense (benefit)” on the statements of operations.

Reclassifications

Certain reclassifications have been made to the 2022 consolidated financial statements to conform to the 2023 classifications.

Subsequent events

Management has reviewed the Company’s operations for potential disclosure or financial statement impacts related to events occurring after December 31, 2023, but prior to the release of these consolidated financial statements.

There were no additional subsequent event disclosures or financial statement impacts related to events occurring after December 31, 2023 that warranted adjustment to or disclosure in these consolidated financial statements.

Recent Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326) ("ASU 2016-13"), as amended. ASU 2016-13 requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The Company adopted ASU 2016-13 as of January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. The adoption of ASU 2016-13 resulted in an initial increase of $412,000 to the ACL for loans and the establishment of a $665,000 ACL for unfunded loan commitments. The ACL for unfunded loan commitments is included in other liabilities on the Company's Consolidated Balance Sheets. The after-tax cumulative-effect adjustment of $783,000 was recorded in retained earnings as of January 1, 2023.

In March 2022, the Financial Accounting Standards Board ("FASB") issued ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, ASU 2022-02 requires that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses. The Company adopted ASU 2022-02 as of January 1, 2023

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

New Accounting Standards That Have Not Yet Been Adopted

The following Accounting Standards Updates (“ASU”) have been issued by the Financial Accounting Standards Board (the “FASB”) and may impact the Company’s consolidated financial statements in future reporting periods:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, that requires presentation of specific categories of reconciling items, as well reconciling items that meet a quantitative threshold, in the reconciliation between the income tax provision and the income tax provision using statutory tax rates. The standard also requires disclosure of income taxes paid disaggregated by jurisdiction with separate disclosure of income taxes paid to individual jurisdictions that meet a quantitative threshold. The amendments in this accounting standard are effective for fiscal years beginning after December 15, 2024, on a prospective basis. Early adoption and retrospective application are permitted. We do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements but will require certain additional disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, that requires disclosure of significant segment expenses that are regularly reviewed by the chief operating decision maker and included within each reported measure of segment profit or loss. The standard also requires disclosure of the composition of other segment items included in the measure of segment profit or loss that are not separately disclosed. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We do not expect the adoption of this accounting standard to have an impact on our Consolidated Financial Statements.

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

In the normal course of business, the Company maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250,000. Management believes these financial institutions have strong credit ratings and that the credit risk related to these deposits is minimal.

NOTE 3— Available for Sale Securities

Amortized costs and fair values of available for sale securities are summarized as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	17,043	3	(2,815)	14,231
Government-sponsored mortgage-backed securities	97,674	305	(6,960)	91,019
Asset-backed securities	3,593	—	(21)	3,572
Certificates of deposit	745	—	(8)	737
Total	$119,055	$308	$(9,804)	$109,559

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury notes	$29,597	$—	$(2,970)	$26,627
Obligations of states and political subdivisions	21,379	6	(3,729)	17,656
Government-sponsored mortgage-backed securities	73,235	$—	(8,968)	64,267
Asset-backed securities	4,563	$—	(46)	4,517
Certificates of deposit	1,459	$—	(34)	1,425
Total	$130,233	$6	$(15,747)	$114,492

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

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

The fair value of available-for-sale securities that were pledged as collateral at December 31, 2023 and December 31, 2022, was $426 and $3.6 million, respectively.

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

	December 31, 2023
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$830	$821
Due after one through 5 years	1,070	1,054
Due after 5 through 10 years	12,774	10,645
Due after 10 years	3,114	2,448
Total debt and other securities	17,788	14,968
Mortgage-related securities	97,674	91,019
Asset-backed securities	3,593	3,572
Total	$119,055	$109,559

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	—	—	13,889	(2,815)	13,889	(2,815)
Government-sponsored mortgage-backed securities	—	—	40,983	(6,960)	40,983	(6,960)
Asset-backed securities	1,740	(5)	1,832	(16)	3,572	(21)
Certificates of deposit	—	—	737	(8)	737	(8)
Total	$1,740	$(5)	$57,441	$(9,799)	$59,181	$(9,804)

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

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

The following table presents the number of debt securities in an unrealized loss position and the aggregate depreciation from their amortized cost basis, by security type, as of December 31, 2023.

	Number of Securities	Aggregate Depreciation
Obligations of states and political subdivisions	$16	16.9%
Government-sponsored mortgage-backed securities	25	14.5%
Asset-backed securities	4	0.6%
Certificates of deposit	3	1.1%
Total	$48	14.2%

The Company does not consider these unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. As a result, no allowance for credit losses on available-for-sale securities was recognized as of December 31, 2023. As of December 31, 2022, prior to the adoption of CECL, the Company had determined that none of the unrealized losses were other than temporary.

The following is a summary of the proceeds from sales of securities available-for-sale, as well as gross gains and losses, for each of the periods listed below:

	Year ended December 31,
	2023	2022
	(in thousands)
Proceeds from sales of securities available-for-sale	$44,437	$—

Gross realized gains	$—	$—
Gross realized losses	(4,529)	—
Net realized loss	$(4,529)	$—

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

NOTE 4 — Loans

Major classifications of loans are as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Commercial:
Real estate	$231,893	$210,858
Other	47,898	43,708
Residential real estate:
First mortgage	97,747	85,444
Construction	359	3,248
Consumer:
Home equity and lines of credit	19,683	18,590
Other	134	99
Subtotal	397,714	361,947
Net deferred loan costs	854	830
Allowance for credit losses for loans	(3,734)	(3,203)
Loans, net	$394,834	$359,574

Deposit accounts in an overdrawn position and reclassified as loans totaled $78 and $98 at December 31, 2023 and 2022, respectively.

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

The Company also purchases loan participations from other financial institutions. The outstanding balance of loans purchased are included in the totals above and totaled $34.8 million as of December 31, 2023 and $31.6 million as of December 31, 2022. In addition, the amount available for future draws totaled $30.7 million at December 31, 2023. Loans purchased are primarily comprised of commercial real estate and other commercial loans.

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As December 31, 2023 and December 31, 2022, respectively, the Company had transferred $29.0 million and $30.3 million in participation loans which were eligible for sales treatment to other financial institutions, all of which were being serviced by the Company.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

A summary of the activity in the allowance for loan losses by portfolio segment is as follows:

	Commercial	Residential	Consumer	Total
	(in thousands)
Year ended December 31, 2023
Allowance for credit losses for loans
Beginning balance	$1,944	$752	$507	$3,203
Provision for credit losses	64	22	4	90
CECL Adoption Adjustment(1)	666	75	(329)	412
Loans charged-off	—	—	(10)	(10)
Recoveries	19	—	20	39
Ending balance	$2,693	$849	$192	$3,734

Allowance for credit losses for unfunded loan commitments(2)
Beginning balance	$—	$—	$—	$—
Provision for credit losses	207	3	—	210
CECL Adoption Adjustment(1)	640	25	—	$665
Ending balance	$847	$28	$—	$875

Total Allowance for credit losses for loans and unfunded loan commitments	$3,540	$877	$192	$4,609

Year ended December 31, 2022
Allowance for loan losses
Beginning balance	$1,657	$745	$456	$2,858
Provision for loan losses	222	—	—	222
Loans charged-off	—	—	(10)	(10)
Recoveries	65	7	61	133
Ending balance	$1,944	$752	$507	$3,203

(1) On January 1, 2023, the Company adopted ASU 2016-13 ("CECL"). See Note 1 for additional information regarding the adoption of ASU 2016-13.

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

The provision for credit losses is determined by the Company as the amount that is to be added to the ACL accounts to bring the ACL to a level that, in management's judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Year ended December 31,
	2023	2022
	(in thousands)
Provision for credit losses for:
Loans	$90	$222
Unfunded loan commitments	210	N/A
Total	$300	$222

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for credit losses. The credit quality indicators monitored differ depending on the class of loan.

•
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

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing or on nonaccrual status. See Note 1 for additional information on our nonaccrual policy.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

The following table presents the amortized cost basis of our loans by credit quality indicator and origination year, at December 31, 2023:

	December 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial real estate:
Pass	$22,486	$78,098	$40,597	$40,914	$8,881	$34,342	$42	$-	$225,360
Watch and special mention	-	232	-	-	1,706	328	-	-	2,266
Substandard	-	1,885	598	-	287	1,075	-	-	3,845
Nonaccrual	-	79	-	-	-	343	-	-	422
Total commercial real estate	22,486	80,294	41,195	40,914	10,874	36,088	42	-	231,893
Other commercial loans:
Pass	16,949	11,347	4,729	974	64	1,488	9,905	-	45,456
Watch and special mention	-	-	197	31	15	48	828	-	1,119
Substandard	-	236	411	-	-	116	560	-	1,323
Total other commercial loans	16,949	11,583	5,337	1,005	79	1,652	11,293	-	47,898
Total commercial loans	39,435	91,877	46,532	41,919	10,953	37,740	11,335	-	279,791
Residential real estate - first mortgage:
Performing	13,485	14,419	33,619	15,854	3,033	16,680	-	-	97,090
Nonaccrual	-	-	-	-	-	657	-	-	657
Total residential real estate - first mortgage	13,485	14,419	33,619	15,854	3,033	17,337	-	-	97,747
Residential real estate - construction:
Performing	359	-	-	-	-	-	-	-	359
Nonaccrual	-	-	-	-	-	-	-	-	-
Total residential real estate - construction	359	-	-	-	-	-	-	-	359
Total residential real estate	13,844	14,419	33,619	15,854	3,033	17,337	-	-	98,106
Consumer - home equity and lines of credit:
Performing	74	53	142	66	167	1,504	16,939	707	19,652
Nonaccrual	-	-	-	-	-	31	-	-	31
Total consumer - home equity and lines of credit	74	53	142	66	167	1,535	16,939	707	19,683
Consumer - other
Performing	73	46	-	7	-	8	-	-	134
Nonaccrual	-	-	-	-	-	-	-	-	-
Total consumer - other	73	46	-	7	-	8	-	-	134
Total consumer	147	99	142	73	167	1,543	16,939	707	19,817
Total loans	$53,426	$106,395	$80,293	$57,846	$14,153	$56,620	$28,274	$707	$397,714

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

A summary of the credit quality indicators for commercial loans, at amortized cost, prior to the adoption of CECL is presented below:

	December 31, 2022
	Pass	Watch and Special Mention	Substandard	Total
	(in thousands)
Commercial:
Real estate	$206,655	$2,932	$1,271	$210,858
Land development	—	—	—	—
Other	41,569	35	2,104	43,708
Total	$248,224	$2,967	$3,375	$254,566

There were no commercial loans rated Doubtful or Loss as of December 31, 2022.

A summary of the credit quality indicators for residential real estate and consumer loans, at amortized cost, prior to the adoption of CECL is presented below:

	December 31, 2022
	Performing	Non-Performing	Total
	(in thousands)
Residential real estate:
First mortgage	$84,730	$714	$85,444
Construction	3,248	—	3,248
Consumer:
Home equity and lines of credit	18,535	55	18,590
Other	99	—	99
Total	$106,612	$769	$107,381

The following table presents gross charge-offs of our loans for each portfolio class, by origination year, that occurred during 2023. See Note 1 for additional information on our charge-off policy.

	For the twelve months ended December 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land development	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	1	3	1	1	-	4	-	-	10
Total consumer	1	3	1	1	-	4	-	-	10
Total current period charge-offs	$1	$3	$1	$1	$-	$4	$-	$-	$10

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

An analysis of past due loans, net of amortized costs, is presented below:

	December 31, 2023
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$79	$343	$422	$231,471	$231,893
Land development	—	—	—	—	—
Other	—	—	—	47,898	47,898
Residential real estate:
First mortgage	299	52	351	97,396	97,747
Construction	—	—	—	359	359
Consumer:
Home equity and lines of credit	—	—	—	19,683	19,683
Other	—	—	—	134	134
Total	378	395	$773	$396,941	$397,714

	December 31, 2022
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$1,732	$—	$1,732	$209,126	$210,858
Land development	—	—	—	—	—
Other	—	—	—	43,708	43,708
Residential real estate:
First mortgage	181	63	244	85,200	85,444
Construction	—	—	—	3,248	3,248
Consumer:
Home equity and lines of credit	72	21	93	18,497	18,590
Other	2	—	2	97	99
Total	$1,987	$84	$2,071	$359,876	$361,947

There are no loans 90 or more days past due and accruing interest as of December 31, 2023 or 2022.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

The following table presents the amortized cost of our loans on nonaccrual status as of December 31, 2023 and December 31, 2022. All loans that were 90 days or more past due were on nonaccrual status as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
	(in thousands)
Commercial:
Real estate	$422	$—
Land development	—	—
Other	—	—
Residential real estate:
First mortgage	657	714
Construction	—	—
Consumer:
Home equity and lines of credit	31	55
Other	—	—
Total nonaccrual loans	$1,110	$769
Total nonaccrual loans to total loans	0.28%	0.21%
Total nonaccrual loans to total assets	0.20%	0.14%

The Company had $1.1 million of loans that were on nonaccrual status as of December 31, 2023, with no related allowance for credit losses. During the twelve months ended December 31, 2023, there was no interest earned on nonaccrual loans and $11,000 in accrued interest was reversed on nonaccrual loans.

At December 31, 2023, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operation of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

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

The table below summarizes collateral dependent loans and the related ACL at December 31, 2023 for which the borrower is experiencing financial difficulty:

	Loans	ACL
	(in thousands)
Commercial:
Real estate	$4,457	$—
Land development	—	—
Other	1,323	—
Residential real estate:
First mortgage	855	—
Construction	—	—
Consumer:
Home equity and lines of credit	31	—
Other	—	—
Total	$6,666	—

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

A summary of loans evaluated individually and collectively for impairment, at amortized cost, and the related allowance for loan losses, prior to the adoption of CECL is presented below:

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

The adoption of ASU 2022-02 eliminated troubled debt restructurings (TDR's) recognition and measurement guidance, as well as all TDR related disclosures. See Note 1 for additional information. TDRs were loan modifications where concessions were granted to borrowers experiencing financial difficulties. The Company did not modify any loans for borrowers that are experiencing financial

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

difficulty and did not have any previous modifications that were made during the past 12 months that experienced a payment default during the twelve months ended December 31, 2023.

At December 31, 2022, the Company had $538 of TDR's, of which $183 were on nonaccrual status. There were no loan modifications that were classified as a TDR during the year ended December 31, 2022.

NOTE 5 — Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and are summarized as follows:

	As of December 31,
	2023	2022
Land	$863	$863
Buildings	8,074	8,072
Leasehold improvements	1	1
Furniture and equipment	6,218	6,212
Totals	15,156	15,148
Less: Accumulated depreciation	9,974	9,697
Premises and equipment, net	$5,182	$5,451

Depreciation expense was $492 in 2023 and $600 in 2022.

The Company leases space under a non-cancelable operating lease agreement for a single bank branch facility with a remaining lease term of 3.1 years. The lease arrangement contains an extension option for an additional 3 years, which was exercised during the first quarter of 2024. The right-of-use asset and liability consider the renewal option when it is reasonably certain of being exercised. The right-of-use asset and liability as calculated at December 31, 2023, includes the extension option. At December 31, 2023, the balance of the right-of-use asset and the right-of-use liability was $282. The right-of-use asset is recorded in Other assets and the right-of-use liability is recorded in Other liabilities on the Consolidated Balance Sheets. See Note 1 for the Company's accounting policy on operating leases.

A summary of net lease cost and selected other information related to the operating lease follows:

	Year ended
	December 31, 2023	December 31, 2022
Net Lease Cost
Operating lease cost	$87	$85
Variable lease cost	—	—
Net lease cost:	87	85
Selected other operating lease information:
Weighted average remaining lease terms (years)	3.1	1.2
Weighted average discount rate	1.70%	1.79%

The following table summarizes the maturity of remaining lease liabilities:

(in thousands)
2024	$89
2025	91
2026	93
2027	16
Sub-total	289
Amounts representing interest	(7)
Total	$282

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

NOTE 6 — Mortgage Servicing Rights

Loans serviced for others are not included in the consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled $282.2 million at December 31, 2023, and $304.3 million at December 31, 2022.

The following is a summary of changes in the balance of mortgage servicing rights for the periods indicated below:

	Year Ended December 31, 2023	Year Ended December 31, 2022
	(in thousands)
Mortgage servicing rights beginning balance	$1,860	$2,036
Additions	52	68
Amortization	(192)	(244)
Mortgage servicing rights ending balance	$1,720	$1,860

Fair value at beginning of period	$3,376	$2,477
Fair value at end of period	$3,269	$3,376

There was no valuation allowance as of December 31, 2023 or December 31, 2022. The Company did not sell any mortgage servicing rights during the years ended December 31, 2023 and 2022.

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds, and ancillary income and servicing costs. As of December 31, 2023, the model used discount rates ranging from 10.1% to 13.0% and prepayment speeds ranging from 6.9% to 34.4%, respectively, both of which were based on market data from independent organizations. As of December 31, 2022, the model used discount rates of 10.0% to 13.0% and prepayment speeds ranging from 7.0% to 33.9%.

The following table shows the estimated future amortization of mortgage servicing rights for the next five years. The projections of amortization expense are based on existing asset balances as of as of December 31, 2023. The actual amortization expense the Company recognizes in any given period may be significantly different depending on changes in interest rates, market conditions, and regulatory requirements.

Estimated future amortization as of December 31, 2023:	(in thousands)
2024	$206
2025	190
2026	170
2027	149
2028	128
Thereafter	877
Total	$1,720

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

NOTE 7 — Deposits

The composition of deposits is as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Non-interest bearing checking	$78,476	$92,465
Interest bearing checking	28,899	32,514
Money market	88,687	121,215
Statement savings	46,473	61,969
Certificates of deposit	161,148	79,558
Total(1)	$403,683	$387,721

(1) There were no brokered deposits at December 31, 2023 or December 31, 2022.

Certificates of deposit that met or exceeded the FDIC insurance limit of $250 totaled $31.3 million and $8.9 million at December 31, 2023 and 2022, respectively.

Interest expense on deposits is summarized as follows:

	Years ended December 31,
	2023	2022
Interest bearing checking	$272	$76
Money market	2,029	565
Statement savings	25	33
Certificates of deposit	4,020	442
Total	$6,346	$1,116

The scheduled maturities of certificates of deposit are as follows:

(in thousands)
2023	$127,907
2024	20,710
2025	12,218
2026	236
2027	77
Thereafter	—
Total	$161,148

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

NOTE 8 — FHLB Advances and Other Borrowings

A summary of Federal Home Loan Bank advances follows:

	December 31, 2023		December 31, 2022
	Rate	Amount	Rate	Amount
	(dollars in thousands)

Open line of credit	5.72%	8,000	—	—
Fixed-rate, fixed term advance, maturing February 2023	N/A	—	1.62%	6,500
Fixed-rate, fixed term advance, maturing July 2027	2.90%	5,000	2.90%	5,000
Putable advance, maturing July 2029 first option date January 2023	N/A	—	1.68%	5,000
Putable advance, maturing February 2030 first option date February 2023	N/A	—	0.98%	5,000
Putable advance, maturing October 2029 first option date July 2023	N/A	—	2.96%	5,000
Putable advance, maturing January 2028 first option date January 2024	3.44%	5,000		—
Putable advance, maturing February 2028 first option date February 2024	3.63%	5,000	—	—
Putable advance, maturing March 2028 first option date March 2024	3.47%	5,000	—	—
Putable advance, maturing May 2026 first option date May 2024	3.92%	2,500	—	—
Putable advance, maturing May 2028 first option date May 2024	3.51%	2,500	—	—
Putable advance, maturing March 2030 first option date March 2025	0.89%	10,000	0.89%	10,000
Putable advance, maturing March 2032 first option date March 2027	1.74%	10,000	1.74%	10,000
Advanced structured note, payments due monthly, maturing April 2030	1.05%	6,454	1.05%	7,435
Advanced structured note, payments due monthly, maturing May 2030	1.19%	6,553	1.19%	7,529
SOFR Floater advance, maturing October 2023	N/A	—	4.54%	5,000
SOFR Floater advance, maturing October 2024	5.68%	5,000	4.59%	5,000
Total		$71,007		$71,464

A summary of the scheduled maturities and principal payments of Federal Home Loan Bank advances follows:

	December 31, 2023
	Weighted Average Rate	Amount
	(dollars in thousands)
2024	5.10%	$14,979
2025	1.12%	$2,002
2026	2.67%	$4,524
2027	2.38%	$7,047
2028	3.26%	$19,570
Thereafter	1.29%	$22,885
Total	2.83%	$71,007

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company maintains a master contract agreement with the FHLB, which provides for borrowing up to the lesser of 22.22 times the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the Secured Overnight Funding Rate ("SOFR"), federal funds or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company had pledged qualifying real estate and commercial and industrial loans with collateral values of approximately $173.0 million at December 31, 2023, and $172.4 million at December 31, 2022. FHLB advances were also secured by $4.2 million at December 31, 2023 and $3.4 million at December 31, 2022 of FHLB stock owned by the Company. At December 31, 2023 and 2022, the Company’s available and unused portion of this borrowing agreement totaled $100.9 million and $100.0 million, respectively. Additional borrowing would require additional purchase of FHLB stock.

Additionally, at December 31, 2023 we had a $12.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at December 31, 2023. The Company also had a $9.5 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $12.4 million at December 31, 2023. The Company had not drawn on the Federal Reserve line as of December 31, 2023. The Company also has the ability to participate in the Federal Reserve's new Bank Term Funding Program as needed.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

NOTE 9 — Employee Benefit Plan

The Company sponsors a 401(k)-profit sharing plan covering substantially all employees certain age and minimum service requirements. The Company may then match a discretionary percentage of each eligible participant’s contribution. The expense charge to operations for the Company’s matching contributions were $425 and $411 for the years ended December 31, 2023 and 2022, respectively.

NOTE 10 — Income Taxes

The provision for income taxes included in the accompanying consolidated statements of operations consists of the following components:

	Years ended December 31,
	2023	2022
Current tax expense (benefit):
Federal	$—	$—
State	—	—
Total current tax expense (benefit)	—	—

Deferred tax expense:
Federal	(1,819)	(131)
State	—	(40)
Valuation allowance	2,207	—
Total deferred tax expense	388	(171)
Provision (credit) for income taxes	$388	$(171)

A summary of the sources of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes follows:

	Years ended December 31,
	2023		2022
	Amount	% of Pretax Income	Amount	% of Pretax Income
Reconciliation of statutory to effective rates:
Federal income taxes at statutory rate	$(1,345)	21.00%	$(67)	21.00%
Adjustments for:
Increase in cash value of life insurance	(124)	1.94%	(89)	27.90%
Change in valuation allowance	1,756	(27.42)%	—	—
Other, net	101	(1.58)%	(15)	4.70%
Total income tax expense (benefit)	$388	(6.06)%	$(171)	53.60%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

The net deferred tax asset in the accompanying balance sheet includes the following amounts of deferred tax assets and liabilities:

	As of December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$1,248	$875
Deferred compensation	1,046	893
Accrued employee benefits	71	81
NOL and charitable contribution carryforwards	5,610	3,657
Net unrealized losses on available for sale securities	2,564	4,250
Premises and equipment	26	67
ESOP release of shares	66	49
Other	103	97
Total deferred tax assets	$10,734	$9,969

Deferred tax liabilities:
Loan fees	$231	$227
Mortgage servicing rights	466	508
FHLB stock dividends	26	26
Total deferred tax liabilities	$723	$761
Net deferred tax asset/liability	10,011	9,208
Valuation allowance	(3,141)	(934)
Net deferred tax asset	$6,870	$8,274

Income tax expense (benefit) was $388 for the year ended December 31, 2023 and ($171) for the year ended December 31, 2022. As of December 31, 2023 and December 31, 2022, the Company had a deferred tax asset valuation allowance of $3.1 million and $934, respectively, reducing our net deferred tax assets to $6.9 million and $8.3 million, at each respective date.

On July 5, 2023, the Wisconsin legislature enacted 2023 Wisconsin Act 19 (the "Act"). The Act contains a provision that provides financial institutions with a state tax-exemption for interest, fees and penalties earned on qualifying loans. For the exemption to apply, the loan must be $5 million or less, for primarily a business or agricultural purpose, and made to borrowers residing or located in Wisconsin. The exemption first applies to taxable years beginning after December 31, 2022, and applies to loans on the books as of January 1, 2023 and to new loans made after January 1, 2023, that meet the qualifications. The Company currently projects that its Wisconsin state taxable income will be significantly reduced and/or eliminated in the future as a result of this provision. Also a result of this provision, the Company reversed $98 in income tax benefits which had been recorded during the first two quarters of 2023 and increased the valuation allowance for deferred tax assets by $1.8 million, resulting in a one-time $1.9 million increase in tax expense in the third quarter of 2023.

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

The Company has federal loss carryforwards of approximately $16.2 million as of December 31, 2023. Of this amount, $8.3 million represents tax loss carryforwards which have an indefinite carryforward period due to the Tax Cuts and Jobs Act of 2017. The remaining $7.9 million of losses begin to expire in 2030. The Company also has $515 of charitable contribution carryforwards that may be applied against future taxable income and begin to expire in 2024.

The Company had an ownership change during 2021 which resulted in an annual limitation on the future utilization of both Federal and Wisconsin net operating loss (NOL) carryforwards.

The Company has state net operating loss carryforwards totaling approximately $33.0 million as of December 31, 2023, that may be applied against future state taxable income and begin to expire in 2024. The Company also has $518 of charitable contribution carryforwards that may be applied against future taxable income which begin to expire in 2024.

With few exceptions, the Company is generally no longer subject to examinations by taxing authorities for years before 2020 for federal tax examinations and 2019 for state tax examinations.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

NOTE 11 — Commitments and Contingencies

Legal Matters

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s consolidated financial statements. No legal proceedings existed at December 31, 2023 that would have a material adverse effect on the Company’s consolidated financial statements.

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

The contract amounts of credit-related financial instruments at December 31, 2023 and 2022 are summarized below:

	December 31, 2023
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$1,136	$86,201	$87,337
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,095	—	1,095
Commitments to sell loans	635	—	635
Overdraft protection program commitments	3,758	—	3,758

	December 31, 2022
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$3,391	$80,631	$84,022
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	894	—	894
Commitments to sell loans	1,292	—	1,292
Overdraft protection program commitments	3,881	—	3,881

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

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

The Company participates in the FHLB Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the FHLB through the Program. Under the Program, loans are funded by the FHLB, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had no commitments to deliver loans through the Program as of December 31, 2023. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered to the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of December 31, 2023, and 2022, the Company had no liability outstanding.

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

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

NOTE 13 — Employee Stock Ownership Plan

The Company established a tax qualified Employee Stock Ownership Plan (“ESOP”) for the benefit of its employees in conjunction with our 2019 reorganization. Eligible employees become 20% vested in their accounts after 1 year of service, 40% vested after 2 years of service, 60% vested after 3 years of service, 80% vested after 4 years of service, and 100% vested after 5 or more years of service, or earlier, upon death, disability or attainment of normal retirement age.

On January 8, 2019, the ESOP purchased 175,528 shares (231,047 adjusted for the 2021 conversion) of the Company’s common stock, which was funded by a loan from Old 1895 Bancorp. Unreleased ESOP shares collateralize the loan payable, and the cost of the shares is recorded as contra-equity account in the stockholders’ equity of the Company. Shares are to be released as debt payments are made by the ESOP to the loan. The ESOP’s sources of repayment of the loan can include dividends, if any, on the unallocated stock held by the ESOP, and discretionary contributions from the Company to the ESOP and earnings thereon.

As part of the mutual-to-stock conversion and stock offering completed on July 14, 2021, the ESOP refinanced the aforementioned loan with New 1895 Bancorp, enabling the ESOP to purchase an aggregate of 283,360 additional shares of common stock. The ESOP completed the purchase of all the additional 283,360 shares at an average price of $10.90 in the second quarter of 2022.

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $129 and $200 in compensation expense for the years ended December 31, 2023 and December 31, 2022, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Shares committed to be released	19,730	19,730
Total allocated shares	51,719	36,170
Total unallocated shares	434,062	453,792
Total ESOP shares	505,511	509,692
Fair value of unallocated shares (based on $6.99 and $10.00 share price as of December 31, 2023 and December 31, 2022, respectively)	$3,034	$4,538

NOTE 14 — Related-Party Transactions

A summary of loans to directors, executive officers, and their affiliates follows:

	December 31, 2023	December 31, 2022
	(in thousands)
Beginning balance	$1,015	$932
Adjustments due to changes in directors, executive officers, and/or principal stockholders	(167)	—
New loans	218	169
Repayments	(71)	(86)
Ending balance	$995	$1,015

Deposits from directors, executive officers, and their affiliates totaled $729 and $583 at December 31, 2023 and 2022, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to the firms were $24 during the years ended December 31, 2023 and 2022, respectively.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

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

Collateral dependent loans – Loans are not measured at fair value on a recurring basis. However, loans determined to be collateral dependent may be measured at fair value on a nonrecurring basis. The fair value measurements of collateral-dependent loans are based on the fair values of the underlying collateral. Independent appraisals are obtained to determine the fair values of underlying collateral, and generally utilize one or more valuation methodologies, typically includes comparable sales and income approaches. Management routinely evaluates the fair value measurements of independent appraisers and adjusts those valuations based on differences noted between actual selling prices of collateral and the most recently appraised value. Such adjustments are usually significant, which results in a Level 3 classification. All other collateral dependent loan measurements are based on the present value of expected future cash flows discounted at the applicable effective interest rate and are not considered fair value measurements.

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
Years Ended December 31, 2023 and 2022
(In thousands)

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

Assets measured at fair value on a recurring basis are summarized below, along with the level of the fair value hierarchy of the inputs utilized to determine such fair value:

		Recurring Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$3,625	$3,625	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	14,231	—	14,231	—
Government-sponsored mortgage-backed securities	91,019	—	91,019	—
Asset-backed securities	3,572	—	3,572	—
Certificates of deposit	737	—	737	—
Total	$113,184	$3,625	$109,559	$—

		Recurring Fair Value Measurements Using
	December 31, 2022	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,924	$2,924	$—	$—
Securities available-for-sale:
U.S. Treasury notes	26,627	—	26,627	—
Obligations of states and political subdivisions	17,656	—	17,656	—
Government-sponsored mortgage-backed securities	64,267	—	64,267	—
Asset-backed securities	4,517	—	4,517	—
Certificates of deposit	1,425	—	1,425	—
Total	$117,416	$2,924	$114,492	$—

Collateral dependent loans are measured at fair value on a non-recurring basis. There were no collateral dependent loans for which a specific valuation allowance was established as of December 31, 2023 and December 31, 2022.

Mortgage servicing rights are measured at fair value on a non-recurring basis. There was no impairment on mortgage servicing rights as of December 31, 2023 or December 31, 2022.

For Level 3 assets measured at fair value on a nonrecurring basis, the significant unobservable inputs used in the fair value measurements were as follows:

				Significant Unobservable Input Value
	Fair Value at December 31, 2023	Valuation Technique	Significant Unobservable Input(s)	Minimum Value	Maximum Value
Rate lock commitments	4	Pricing model	Pull through rate	75.0%	100.0%
Mortgage servicing rights	3,269	Pricing models	Prepayment rate	6.9%	34.4%
			Discount rate	10.1%	13.0%
			Cost to service	$83.00	$86.00

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

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

Loans — Fair value of variable rate loans that reprice frequently is based on carrying values. Fair value of other loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings. Fair value of collateral dependent and other non-performing loans is estimated using discounted expected future cash flows or the fair value of the underlying collateral, if applicable.

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

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

The carrying value and estimated fair value of financial instruments follow:

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$13,250	$13,250	$—	$—
Available-for-sale securities	109,559	—	109,559	—
Marketable equity securities	3,625	3,625	—	—
Loans held for sale	704	—	704	—
Loans, net	394,834	—	—	368,133
Rate lock commitments	4	—	—	4
Accrued interest receivable	1,554	1,554	—	—
Federal Home Loan Bank Stock	4,164	—	—	4,164
Cash value of life insurance	14,027	—	—	14,027
Financial liabilities:
Deposits	403,683	242,535	—	160,303
Advance payments by borrowers for taxes and insurance	1,233	1,233	—	—
Federal Home Loan Bank advances	71,007	—	—	68,462
Accrued interest payable	1,106	1,106	—	—

	December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$28,344	$28,344	$—	$—
Available-for-sale securities	114,492	—	114,492	—
Marketable equity securities	2,924	2,924	—	—
Loans held for sale	125	—	125	—
Loans, net	359,574	—	—	335,987
Rate lock commitments	6	—	—	6
Accrued interest receivable	1,257	1,257	—	—
Federal Home Loan Bank Stock	3,429	—	—	3,429
Cash value of life insurance	14,316	—	—	14,316
Financial liabilities:
Deposits	387,721	308,162	—	78,418
Advance payments by borrowers for taxes and insurance	1,029	1,029	—	—
Federal Home Loan Bank advances	71,464	—	—	69,633
Accrued interest payable	291	291	—	—

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
Years Ended December 31, 2023 and 2022
(In thousands)

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1, and Total capital to risk-weighted assets and of Tier 1 capital to average assets. It is management’s opinion, as of December 31, 2023, that the Bank met all applicable capital adequacy requirements.

As of December 31, 2023, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since December 31, 2023 that management believes have changed the category.

The Bank’s actual capital amounts and ratios are presented in the following tables:

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$63,101	11.2%	$22,574	4.0%	$28,217	5.0%
Risk-based:
Common Equity Tier 1	63,101	15.1%	18,751	4.5%	27,085	6.5%
Tier 1	63,101	15.1%	25,002	6.0%	33,336	8.0%
Total	67,710	16.2%	33,336	8.0%	41,670	10.0%
	December 31, 2022
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$65,497	11.9%	$22,086	4.0%	$27,608	5.0%
Risk-based:
Common Equity Tier 1	65,497	16.6%	17,711	4.5%	25,583	6.5%
Tier 1	65,497	16.6%	23,615	6.0%	31,486	8.0%
Total	68,700	17.5%	31,486	8.0%	39,358	10.0%

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

On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the FRB permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on June 15, 2023 and as of December 31, 2023, the Company had repurchased 71,029 shares for a total purchase price of $501.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

NOTE 17 — Deferred Compensation

The Company has obligations to certain retired and active employees and directors under deferred compensation plans. A liability is recorded for the value of the deferred compensation obligations amounting to $3.9 million and $3.3 million at December 31, 2023 and 2022, respectively. The Company holds marketable equity securities consisting of mutual fund investments and common stock deferred under the plans, which are held in a Rabbi Trust. The Company may sell these securities on a periodic basis in order to pay retirement benefits to plan retirees. There are no gains or losses realized from the sales of marketable equity securities. Benefits of $68 were paid during the year ended December 31, 2023 and no benefits were paid during the year ended December 31, 2022. The amount charged to operations related to administrative fees for deferred compensation plans was $14 for the years ended December 31, 2023 and 2022.

The Company has entered into various salary continuation agreements with former key officers. The agreements provide for the payment of specified amounts upon each employee’s retirement or death. The liability outstanding under the agreements was $126 and $160 at December 31, 2023 and 2022, respectively. The amount charged to operations was $9 and $12 for the years ended December 31, 2023 and 2022, respectively.

NOTE 18 — Earnings (Loss) Per Share (EPS)

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations. For the year ended December 31, 2023, 65,154 shares were excluded, based on average share price, from the computation of diluted earnings per share ("EPS") because the effect would be antidilutive. For the year ended December 31, 2022, 177,059 shares were excluded, based on average share price, from the computation of diluted earnings per share ("EPS") because the effect would be antidilutive.

Earnings (loss) per common share for the years ended December 31, 2023 and 2022 is presented in the following table.

	Year ended December 31,
	2023	2022
	(In thousands, except per share amounts)

Net loss	$(6,792)	$(148)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	5,977,859	6,216,791
Less: Weighted average unallocated ESOP shares	443,900	441,651

Weighted average shares outstanding for basic EPS	5,533,959	5,775,140
Additional dilutive shares (1)	—	—

Weighted average shares outstanding for dilutive EPS	5,533,959	5,775,140

Basic (loss) per share	$(1.23)	$(0.03)
Diluted (loss) per share (1)	$(1.23)	$(0.03)

(1) For 2023 and 2022, the effect of the stock options was anti-dilutive due to the net loss and therefore no dilutive shares are included in the weighted average shares outstanding or diluted (loss) calculations.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

NOTE 19 – Stock Based Compensation

Stock-Based Compensation Plans

On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 stock options (313,894 stock options adjusted for the 2021 conversion) and 95,387 restricted shares (125,557 shares adjusted for the 2021 conversion) were approved for award. As of December 31, 2023, no shares of common stock remained available for grant as stock options, restricted stock or restricted stock units under the 2020 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

On August 26, 2022, the Company's shareholders approved the 1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (the "2022 Equity Incentive Plan"). A total of 354,200 stock options and 141,680 restricted shares were approved for award. As of December 31, 2023, 21,382 shares of common stock remained available for grant as stock options and 44,455 shares remain available for grant as restricted stock or stock units under the 2022 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represent the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average lifetime period prior to issuance date. The following assumptions were used in estimating the fair value of options granted in the years ended December 31, 2023 and December 31, 2022:

	For the Twelve Months Ended
	December 31, 2023	December 31, 2022

Dividend yield	0.00%	0.00%
Risk-free interest rate	3.59%	3.83%
Expected volatility	24.64%	24.64%
Weighted average expected life (years)	6.50	6.50
Weighted average per share value of options	$3.37	$3.47

Based on the assumptions above, the estimated weighted average grant-date fair value of options granted was $10,000 during the year ended December 31, 2023.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

A summary of the Company’s stock option activity for the years ended December 31, 2023 and 2022 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2021	300,720	$6.19	8.40	$1,443,067
Granted	355,410	10.02	—	—
Exercised	—	—	N/A	N/A
Forfeited	—	—	N/A	N/A
Outstanding December 31, 2022	656,130	8.27	8.69	$1,122,214
Options exercisable at December 31, 2022	112,824	6.09	7.35	$432,408

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2022	656,130	$8.27	8.69	$1,122,214
Granted	3,000	9.94	6.50	—
Exercised	(3,159)	5.96	N/A	4,746
Forfeited	(52,703)	8.22	N/A	N/A
Vested shares expired	(3,158)	5.96	N/A	N/A
Outstanding December 31, 2023	600,110	8.30	7.49	238,951
Options exercisable at December 31, 2023	229,818	7.24	6.48	152,831

The following table summarizes information about the Company’s nonvested stock option activity for the years ended December 31, 2023 and December 31, 2022:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	248,043	$1.58
Granted	355,410	3.47
Vested (1)	(60,147)	1.56
Forfeited	—	—
Nonvested at December 31, 2022	543,306	$2.82

Nonvested at December 31, 2022	543,306	$2.82
Granted	3,000	3.37
Vested(2)	(123,311)	2.57
Forfeited	(52,703)	2.55
Nonvested at December 31, 2023	370,292	$2.94

(1) Includes 2,105 shares vested under a nonqualified stock option inducement award to the Company's President and Chief Executive Officer. (2) Includes 2,106 shares vested under a nonqualified stock option inducement award to the Company's President and Chief Executive Officer.

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $302,000 and $152,000 in stock option expense during the years ended December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023, the Company had $977,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 3.52 years.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

The following table summarizes information about the Company’s restricted stock activity for the years ended December 31, 2023 and 2022:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	97,128	$6.25
Granted	137,753	10.02
Vested (1)(2)	(23,532)	6.20
Forfeited	—	—
Nonvested at December 31, 2022	211,349	$8.71

Nonvested at December 31, 2022	211,349	$8.71
Granted	—	—
Vested(1)(3)	(48,667)	8.21
Forfeited	(18,385)	8.15
Nonvested at December 31, 2023	144,297	$8.95

(1) Includes 263 shares vested under a restricted stock inducement award to the Company's President and Chief Executive Officer.

(2) Includes 7,238 shares surrendered by employees to cover payroll tax costs related to the vested shares.

(3) Includes 7,238 shares surrendered by employees to cover payroll tax costs related to the vested shares.

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $376,000 and $211,000 in restricted stock expense during the years ended December 31, 2023 and December 31, 2022, respectively. At December 31, 2023, the Company had $1.2 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.43 years.

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

NOTE 20 – Parent Company Only Financial Statements

The following condensed financial statements summarize the financial position, results of operations and cash flows for the parent holding company, 1895 Bancorp of Wisconsin, Inc. as of December 31, 2023 and December 31, 2022 and for the years then ended.

	December 31,
	2023	2022
Assets
Cash in bank subsidiary	$7,961	$12,218
Investment in subsidiary, at underlying equity	59,030	56,768
Loans receivable-ESOP	4,343	4,477
Other assets	1,805	2,237
TOTAL ASSETS	73,139	75,700
Liabilities and Stockholders' Equity
Due to subsidiary bank	$—	$1
Deferred compensation liability	295	301
Other liabilities	83	36
TOTAL LIABILITIES	378	338

Total stockholders' equity	72,761	75,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	73,139	75,700

	Years ended December 31,
	2023	2022
Interest and dividend income:
Loans-ESOP	$146	$144
Total interest and dividend income	146	144

Interest expense:
Total interest expense	—	—

Net interest income	146	144
Noninterest income	129	50
Noninterest expense	2,207	1,972
Loss before income taxes	(1,932)	(1,778)
Income tax benefit	(160)	(490)
Loss before equity in undistributed earnings of bank	(1,772)	(1,288)
Equity in undistributed earnings of bank	(5,020)	1,140
Net loss	$(6,792)	$(148)

1895 BANCORP OF WISCONSIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023 and 2022
(In thousands)

	Years ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(6,792)	$(148)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in undistributed loss (income) of bank	5,020	(1,140)
Gain on sale of other real estate	(110)	—
Stock compensation expense	678	363
Deferred income tax benefit	(160)	(226)
Changes in operating assets and liabilities:
Net change in other assets	2	(316)
Net change in other liabilities	46	16
Net cash used in operating activities	(1,316)	(1,451)

Cash flows from investing activities
Capital contribution to bank subsidiary	(3,000)	—
Proceeds from sale of other real estate owned	699
Principal payments received on ESOP loan receivable	134	137
Net cash (used in) provided by investing activities	(2,167)	137

Cash flows from financing activities
Reimbursement of stock offering costs	—	2
Repurchase of common stock for cancellation	(702)	(3,173)
Stock options exercised	19	—
Purchases of ESOP shares	—	(1,062)
Retirement of common stock	(91)	(81)
Net cash (used in) provided by financing activities	(774)	(4,314)

Net decrease in cash and cash equivalents	(4,257)	(5,628)
Cash and cash equivalents at beginning of year	12,218	17,846
Cash and cash equivalents at end of year	$7,961	$12,218