Form 10-Q
period 2024-03-31
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2024-05-08
CIK 1847360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

6,002,335 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of April 30, 2024.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Cash and due from banks	$14,032	$11,220
Fed funds sold	8,970	2,030
Cash and cash equivalents	23,002	13,250

Marketable equity securities, stated at fair value	3,976	3,625
Available-for-sale securities, stated at fair value (amortized cost $116,634 and $119,055)	106,388	109,559
Loans held for sale	826	704
Loans, net of deferred costs	397,120	398,568
Allowance for credit losses for loans	(3,679)	(3,734)
Total loans, net of deferred loan costs and allowance for credit losses	393,441	394,834
Premises and equipment, net	5,086	5,182
Mortgage servicing rights, net	1,690	1,720
Federal Home Loan Bank (FHLB) stock, at cost	4,564	4,164
Accrued interest receivable	1,521	1,554
Cash value of life insurance	14,138	14,027
Other assets	9,617	8,988
TOTAL ASSETS	$564,249	$557,607
Liabilities and Stockholders’ Equity
Deposits	$399,285	$403,683
Advance payments by borrowers for taxes and insurance	3,918	1,233
FHLB advances	80,014	71,007
Accrued interest payable	1,239	1,106
Other liabilities	8,283	7,817
TOTAL LIABILITIES	492,739	484,846
Preferred stock, $0.01 par value, 10,000,000 shares authorized at March 31, 2024 and December 31, 2023	—	—
Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at March 31, 2024 and December 31, 2023; Issued – 6,041,510 at March 31, 2024 and 6,114,183 at December 31, 2023 (includes 134,263 and 144,297 unvested shares, respectively); Outstanding – 6,011,992 at March 31, 2024 and 6,084,665 at December 31, 2023 (includes 134,263 and 144,297 unvested shares, respectively)	60	61
Additional paid-in capital	49,379	49,778
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 429,157 and 434,062 shares at March 31, 2024 and December 31, 2023, respectively	(4,073)	(4,120)
Less treasury stock at cost, 29,518 shares at March 31, 2024 and December 31, 2023	(295)	(295)
Retained earnings	33,586	33,892
Accumulated other comprehensive loss, net of income taxes	(7,147)	(6,555)
Total stockholders’ equity	71,510	72,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$564,249	$557,607

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) – Unaudited

	Three months ended March 31,
	2024	2023
Interest and dividend income:
Loans, including fees	$4,799	$3,826
Securities, taxable	1,040	602
Other	194	284
Total interest and dividend income	6,033	4,712
Interest expense:
Interest-bearing deposits	2,391	982
Borrowed funds	578	493
Other interest-bearing funds	1	2
Total interest expense	2,970	1,477
Net interest income	3,063	3,235
Provision for credit losses	75	75
Net interest income after provision for credit losses	2,988	3,160
Noninterest income:
Service charges and other fees	219	224
Loan servicing, net	163	174
Net gain on sale of loans	67	38
Increase in cash surrender value of insurance	111	108
Unrealized gain on marketable equity securities	337	220
Other	7	6
Total noninterest income	904	770
Noninterest expense:
Salaries and employee benefits	2,365	2,693
Unrealized gain on marketable equity securities	337	220
Advertising and promotions	8	49
Data processing	227	225
Occupancy and equipment	299	338
FDIC assessment	81	37
Other	981	880
Total noninterest expense	4,298	4,442
Loss before income taxes	(406)	(512)
Income tax benefit	(100)	(151)
Net loss	$(306)	$(361)
Loss per share:
Basic	$(0.06)	$(0.07)
Diluted(1)	$(0.06)	$(0.07)
Average common shares outstanding:
Basic	5,467,653	5,535,489
Diluted(1)	5,467,653	5,535,489

See accompanying notes to the unaudited consolidated financial statements.

(1) Diluted loss per share and average shares outstanding excludes all common shares if their effect is anti-dilutive.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) - Unaudited

	Three months ended March 31,
	2024	2023
Net loss	$(306)	$(361)
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period on available-for-sale securities	(750)	2,230
Other comprehensive (loss) income before tax effect	(750)	2,230
Tax effect of other comprehensive (loss) income items	158	(602)
Other comprehensive (loss) income, net of tax	(592)	1,628
Comprehensive (loss) income	$(898)	$1,267

See accompanying notes to the unaudited consolidated financial statements.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) - Unaudited

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance as of January 1, 2023	$62	$49,931	$(4,307)	$(301)	$41,468	$(11,491)	$75,362
Net loss	—	—	—	—	(361)	—	(361)
Other comprehensive income	—	—	—	—	—	1,628	1,628
Cumulative effect of change in accounting principle due to adoption of ASU 2016-13	—	—	—	—	(783)	—	(783)
ESOP shares committed to be released (4,864 shares)	—	—	47	—	—	—	47
Repurchase and cancellation of shares-stock repurchase program (12,903 shares)	—	(129)	—	—	—	—	(129)
Retirement of common stock	—	(13)	—	—	—	—	(13)
Stock compensation expense	—	188	—	—	—	—	188
Balance as of March 31, 2023	$62	$49,977	$(4,260)	$(301)	$40,324	$(9,863)	$75,939

Balance as of January 1, 2024	$61	$49,778	$(4,120)	$(295)	$33,892	$(6,555)	$72,761
Net loss	—	—	—	—	(306)	—	(306)
Other comprehensive loss	—	—	—	—	—	(592)	(592)
ESOP shares committed to be released (4,905 shares)	—	(10)	47	—	—	—	37
Repurchase and cancellation of shares-stock repurchase program (69,648 shares)	(1)	(547)					(548)
Retirement of common stock	—	(8)	—	—	—	—	(8)
Stock compensation expense	—	166	—	—	—	—	166
Balance as of March 31, 2024	$60	$49,379	$(4,073)	$(295)	$33,586	$(7,147)	$71,510

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Three months ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(306)	$(361)
Adjustments to reconcile net loss to net cash from operating activities
Net amortization of investment securities	34	20
Depreciation	118	128
Provision for credit losses	75	75
Net change in fair value of marketable equity securities	(337)	(220)
Stock compensation expense	166	188
Benefit from deferred income tax	(100)	(151)
Originations of mortgage loans held for sale	(2,151)	(2,300)
Proceeds from sales of mortgage loans held for sale	2,096	2,464
Net gain on sale of mortgage loans held for sale	(67)	(38)
ESOP compensation	37	47
Net change in cash value of life insurance	(111)	(108)
Changes in operating assets and liabilities
Net change in mortgage servicing rights	30	37
Accrued interest receivable and other assets	(338)	(481)
Accrued interest payable and other liabilities	456	(387)
Net cash used in operating activities	(398)	(1,087)
Cash flows from investing activities
Maturities, prepayments, and calls of available-for-sale securities	2,387	3,287
Purchase of marketable equity securities	(14)	(26)
Net decrease (increase) in loans	1,461	(7,615)
Net increase in FHLB stock, net	(400)	(1,382)
Net capital expenditures for premises and equipment	(22)	(80)
Net cash provided by (used in) investing activities	3,412	(5,816)
Cash flows from financing activities
Net decrease in deposits	(4,398)	(15,755)
Net increase in advance payments by borrowers for taxes and insurance	2,685	2,957
Proceeds from the issuance of Federal Home Loan Bank advances	53,000	64,500
Principal payments on Federal Home Loan Bank advances	(43,993)	(43,986)
Repurchase and cancellation of common stock	(548)	(129)
Retirement of common stock	(8)	(13)
Net cash provided by financing activities	6,738	7,574
Net increase in cash and cash equivalents	9,752	671
Cash and cash equivalents at beginning of period	13,250	28,344
Cash and cash equivalents at end of period	$23,002	$29,015
Supplemental cash flow information
Cash paid during the year for interest	$2,837	$1,278

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

The accompanying unaudited consolidated financial statements and related notes should be read in conjunction with the audited annual consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on March 29, 2024.

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses, mortgage servicing rights, the fair value of financial instruments and the valuation of deferred income tax assets.

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

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after March 31, 2024, but prior to the release of the unaudited consolidated financial statements contained in this quarterly report on Form 10-Q were issued.

There were no additional subsequent event disclosures or financial statement impacts related to events occurring after March 31, 2024 that warranted adjustment to or disclosure in these unaudited consolidated financial statements.

NOTE 2 – RECENT ACCOUNTING STANDARDS

The following Accounting Standards Updates (“ASUs”) have been issued by the Financial Accounting Standards Board (the “FASB”) and may impact the Company’s consolidated financial statements in future reporting periods:

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

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

The amortized costs and fair values of available-for-sale securities were as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$17,029	$1	$(2,916)	$14,114
Government-sponsored mortgage-backed securities	95,504	71	(7,398)	88,177
Asset-backed securities	3,356	5	(6)	3,355
Certificates of deposit	745	—	(3)	742
Total	$116,634	$77	$(10,323)	$106,388

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$17,043	$3	$(2,815)	$14,231
Government-sponsored mortgage-backed securities	97,674	305	(6,960)	91,019
Asset-backed securities	3,593	—	(21)	3,572
Certificates of deposit	745	—	(8)	737
Total	$119,055	$308	$(9,804)	$109,559

The fair value of available-for-sale securities that were pledged as collateral at March 31, 2024 and December 31, 2023, were $9.3 million and $426,000, respectively.

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

	March 31, 2024
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$1,560	$1,541
Due after one through 5 years	340	341
Due after 5 through 10 years	12,959	10,718
Due after 10 years	2,915	2,256
Total debt and other securities	17,774	14,856
Mortgage-related securities	95,504	88,177
Asset-backed securities	3,356	3,355
Total	$116,634	$106,388

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	March 31, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$—	$—	$13,773	$(2,916)	$13,773	$(2,916)
Government-sponsored mortgage-backed securities	31,194	(218)	39,581	(7,180)	70,775	(7,398)
Asset-backed securities	—	—	1,726	(6)	1,726	(6)
Certificates of deposit	—	—	742	(3)	742	(3)
Total	$31,194	$(218)	$55,822	$(10,105)	$87,016	$(10,323)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$—	$—	$13,889	$(2,815)	$13,889	$(2,815)
Government-sponsored mortgage-backed securities	—	—	40,983	(6,960)	40,983	(6,960)
Asset-backed securities	1,740	(5)	1,832	(16)	3,572	(21)
Certificates of deposit	—	—	737	(8)	737	(8)
Total	$1,740	$(5)	$57,441	$(9,799)	$59,181	$(9,804)

The following table presents the number of debt securities in an unrealized loss position and the aggregate depreciation from their unamortized cost basis, by security type, as of March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
	Number of Securities	Aggregate Depreciation	Number of Securities	Aggregate Depreciation
Obligations of states and political subdivisions	16	17.5%	16	16.9%
Government-sponsored mortgage-backed securities	32	9.5%	25	14.5%
Asset-backed securities	3	0.3%	4	0.6%
Certificates of deposit	3	0.4%	3	1.1%
Total	54	10.6%	48	14.2%

The Company does not consider these unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. As a result, no allowance for credit losses on available-for-sale securities was recognized as of March 31, 2024 or December 31, 2023.

NOTE 4 – LOANS

Major classifications of loans, reported at amortized cost, are summarized as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Commercial:
Real estate	$233,861	$231,893
Other	43,355	47,898
Residential real estate:
First mortgage	99,092	97,747
Construction	701	359
Consumer:
Home equity and lines of credit	19,216	19,683
Other	83	134
Subtotal (1)	396,308	397,714
Net deferred loan costs	812	854
Allowance for credit losses for loans	(3,679)	(3,734)
Loans, net	$393,441	$394,834

(1) Totals do not include accrued interest receivable, which was $1.1 million at both March 31, 2024 and December 31, 2023, and which is recorded separately on the Company’s Consolidated Balance Sheets.

Deposit accounts in an overdrawn position and reclassified as loans totaled $30,000 and $78,000 at March 31, 2024 and December 31, 2023, respectively.

The Company provides several types of loans to its customers, including commercial, residential, construction and consumer loans. Significant loan concentrations are considered to exist when there are amounts loaned to one borrower, or to multiple borrowers engaged in similar activities, that would cause them to be similarly impacted by economic or other conditions. While credit risks tend to be geographically concentrated in the Company's metropolitan Milwaukee market area, and while a significant portion of the Company’s loan portfolio is secured by commercial and residential real estate, there are no significant concentrations whose primary sources of repayment are reliant upon an individual or group of related borrowers.

The Company also purchases loan participations from other financial institutions. The outstanding balance of loans purchased are included in the totals above and totaled $56.0 million as of March 31, 2024 and $50.8 million as of December 31, 2023. In addition, the amount available for future draws totaled $56.0 million at March 31, 2024. Loans purchased are primarily comprised of commercial real estate and other commercial loans.

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of March 31, 2024 and December 31, 2023, respectively, the Company had transferred $28.8 million and $29.0 million in participation loans which were eligible for sales treatment to other financial institutions, all of which continue to be serviced by the Company.

NOTE 4 – LOANS (continued)

A summary of activity in the allowance for credit losses for loans and the allowance for credit losses for unfunded loan commitments for the three months ended March 31, 2024 and March 31, 2023, is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended March 31, 2024
Allowance for credit losses for loans
Beginning balance	$2,693	$849	$192	$3,734
Provision for credit losses	(49)	(16)	(3)	(68)
Loans charged-off	—	—	(1)	(1)
Recoveries	5	6	3	14
Ending balance	$2,649	$839	$191	$3,679

Allowance for credit losses for unfunded loan commitments(1)
Beginning balance	$847	$28	$—	$875
Provision for credit losses	140	3	—	143
Ending balance	$987	$31	$—	$1,018

Total Allowance for credit losses for loans and unfunded loan commitments	$3,636	$870	$191	$4,697

Three months ended March 31, 2023
Allowance for credit losses for loans
Beginning balance	$1,944	$752	$507	$3,203
Provision for credit losses	54	21	—	75
CECL Adoption Adjustment(2)	666	75	(329)	412
Loans charged-off	—	—	(6)	(6)
Recoveries	5	—	4	9
Ending balance	$2,669	$848	$176	$3,693

Allowance for credit losses for unfunded loan commitments(1)
Beginning balance	$—	$—	$—	$—
Provision for credit losses	—	—	—	—
CECL Adoption Adjustment(2)	640	25	—	665
Ending balance	$640	$25	$—	$665

Total Allowance for credit losses for loans and unfunded loan commitments	$3,309	$873	$176	$4,358

(1) The allowance for credit losses for unfunded loan commitments is included in other liabilities on the Company's Consolidated Balance Sheets.

(2) On January 1, 2023, the Company adopted ASU 2016-13 ("CECL"). See Note 2 for additional information regarding the adoption of ASU 2016-13.

NOTE 4 – LOANS (continued)

The provision for credit losses is determined by the Company as the amount that is to be added to the ACL accounts to bring the ACL to a level that, in management's judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended March 31,
	2024	2023
	(in thousands)
Provision for credit losses for:
Loans	$(68)	$75
Unfunded loan commitments	143	—
Total	$75	$75

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for credit losses. The credit quality indicators monitored differ depending on the class of loan. The credit quality indicators for commercial real estate and other commercial loans are based on the following ratings:

•
"Pass" ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.

•
"Watch and Special Mention" ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.

•
"Substandard" ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.

•
"Doubtful" ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is unlikely.

Residential real estate and consumer loans are generally evaluated based on whether or not the loan is performing or in nonaccrual status. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K, filed with the SEC on March 29, 2024, for additional information on our nonaccrual policy.

NOTE 4 – LOANS (continued)

The following tables presents the amortized cost basis of our loans by credit quality indicator and origination year, at March 31, 2024 and December 31, 2023:

	March 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial real estate:
Pass	$1,078	$24,273	$80,764	$40,253	$40,515	$40,627	$54	$-	$227,564
Watch and special mention	-	-	230	-	-	2,461	-	-	2,691
Substandard	-	-	1,875	-	-	1,310	-	-	3,185
Nonperforming	-	-	78	-	-	343	-	-	421
Total commercial real estate	1,078	24,273	82,947	40,253	40,515	44,741	54	-	233,861
Other commercial loans:
Pass	2,556	15,711	10,262	4,101	713	1,180	6,898	-	41,421
Watch and special mention	-	-	-	179	16	50	741	-	986
Substandard	-	-	220	135	-	103	490	-	948
Total other commercial loans	2,556	15,711	10,482	4,415	729	1,333	8,129	-	43,355
Total commercial loans	3,634	39,984	93,429	44,668	41,244	46,074	8,183	-	277,216
Residential real estate - first mortgage:
Performing	2,745	13,410	14,306	33,309	15,546	19,133	-	-	98,449
Nonaccrual	-	-	-	-	-	643	-	-	643
Total residential real estate - first mortgage	2,745	13,410	14,306	33,309	15,546	19,776	-	-	99,092
Residential real estate - construction:
Performing	-	701	-	-	-	-	-	-	701
Nonaccrual	-	-	-	-	-	-	-	-	-
Total residential real estate - construction	-	701	-	-	-	-	-	-	701
Total residential real estate	2,745	14,111	14,306	33,309	15,546	19,776	-	-	99,793
Consumer - home equity and lines of credit:
Performing	-	73	46	138	65	1,375	16,250	1,239	19,186
Nonaccrual	-	-	-	-	-	30	-	-	30
Total consumer - home equity and lines of credit	-	73	46	138	65	1,405	16,250	1,239	19,216
Consumer - other
Performing	7	28	42	-	6	-	-	-	83
Nonaccrual	-	-	-	-	-	-	-	-	-
Total consumer - other	7	28	42	-	6	-	-	-	83
Total consumer	7	101	88	138	71	1,405	16,250	1,239	19,299
Total loans	$6,386	$54,196	$107,823	$78,115	$56,861	$67,255	$24,433	$1,239	$396,308

	December 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial real estate:
Pass	$22,486	$78,098	$40,597	$40,914	$8,881	$34,342	$42	$-	$225,360
Watch and special mention	-	232	-	-	1,706	328	-	-	2,266
Substandard	-	1,885	598	-	287	1,075	-	-	3,845
Nonaccrual	-	79	-	-	-	343	-	-	422
Total commercial real estate	22,486	80,294	41,195	40,914	10,874	36,088	42	-	231,893
Other commercial loans:
Pass	16,949	11,347	4,729	974	64	1,488	9,905	-	45,456
Watch and special mention	-	-	197	31	15	48	828	-	1,119
Substandard	-	236	411	-	-	116	560	-	1,323
Total other commercial loans	16,949	11,583	5,337	1,005	79	1,652	11,293	-	47,898
Total commercial loans	39,435	91,877	46,532	41,919	10,953	37,740	11,335	-	279,791
Residential real estate - first mortgage:
Performing	13,485	14,419	33,619	15,854	3,033	16,680	-	-	97,090
Nonaccrual	-	-	-	-	-	657	-	-	657
Total residential real estate - first mortgage	13,485	14,419	33,619	15,854	3,033	17,337	-	-	97,747
Residential real estate - construction:
Performing	359	-	-	-	-	-	-	-	359
Nonaccrual	-	-	-	-	-	-	-	-	-
Total residential real estate - construction	359	-	-	-	-	-	-	-	359
Total residential real estate	13,844	14,419	33,619	15,854	3,033	17,337	-	-	98,106
Consumer - home equity and lines of credit:
Performing	74	53	142	66	167	1,504	16,939	707	19,652
Nonaccrual	-	-	-	-	-	31	-	-	31
Total consumer - home equity and lines of credit	74	53	142	66	167	1,535	16,939	707	19,683
Consumer - other
Performing	73	46	-	7	-	8	-	-	134
Nonaccrual	-	-	-	-	-	-	-	-	-
Total consumer - other	73	46	-	7	-	8	-	-	134
Total consumer	147	99	142	73	167	1,543	16,939	707	19,817
Total loans	$53,426	$106,395	$80,293	$57,846	$14,153	$56,620	$28,274	$707	$397,714

There were no commercial loans rated Doubtful or Loss as of March 31, 2024 or December 31, 2023.

NOTE 4 – LOANS (continued)

The following tables present gross charge-offs of our loans for each portfolio class, by origination year, that occurred during the three months ended March 31, 2024 and three months ended March 31, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information on our charge-off policy.

	For the three months ended March 31, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	-	1	-	-	-	-	-	-	1
Total consumer	-	1	-	-	-	-	-	-	1
Total current period charge-offs	$-	$1	$-	$-	$-	$-	$-	$-	$1

	For the three months ended March 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	-	4	-	-	-	2	-	-	6
Total consumer	-	4	-	-	-	2	-	-	6
Total current period charge-offs	$-	$4	$-	$-	$-	$2	$-	$-	$6

NOTE 4 – LOANS (continued)

An analysis of past due loans, net of amortized costs, is presented below:

	March 31, 2024
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$2,145	$421	$2,566	$231,295	$233,861
Other	—	—	—	43,355	43,355
Residential real estate:
First mortgage	772	49	821	98,271	99,092
Construction	—	—	—	701	701
Consumer:
Home equity and lines of credit	—	—	—	19,216	19,216
Other	—	—	—	83	83
Total	$2,917	$470	$3,387	$392,921	$396,308

	December 31, 2023
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$79	$343	$422	$231,471	$231,893
Other	—	—	—	47,898	47,898
Residential real estate:
First mortgage	299	52	351	97,396	97,747
Construction	—	—	—	359	359
Consumer:
Home equity and lines of credit	—	—	—	19,683	19,683
Other	—	—	—	134	134
Total	$378	$395	$773	$396,941	$397,714

There were no loans 90 days or more past due and accruing interest as of March 31, 2024 or December 31, 2023, respectively.

NOTE 4 – LOANS (continued)

The following table presents the amortized cost of our loans on nonaccrual status as of March 31, 2024 and December 31, 2023. All loans that were 90 days or more past due were on nonaccrual status as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(in thousands)
Commercial:
Real estate	$421	$422
Other	—	—
Residential real estate:
First mortgage	643	657
Construction	—	—
Consumer:
Home equity and lines of credit	30	31
Other	—	—
Total nonaccrual loans	$1,094	$1,110
Total nonaccrual loans to total loans	0.28%	0.28%
Total nonaccrual loans to total assets	0.19%	0.20%

The Company had $1.1 million of loans that were in nonaccrual status as of March 31, 2024, with no related allowance for credit losses. During the three months ended March 31, 2024, there was no interest earned on nonaccrual loans and no accrued interest was reversed on nonaccrual loans.

At March 31, 2024 and December 31, 2023 , the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operation of the collateral. The ACL for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

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

The table below summarizes collateral dependent loans and the related ACL at March 31, 2024 and December 31, 2023 and for which the borrower is experiencing financial difficulty:

	March 31, 2024		December 31, 2023
	Loans	ACL	Loans	ACL
	(in thousands)
Commercial:
Real estate	$3,792	$—	$4,457	$—
Land development	—	—	—	—
Other	948	—	1,323	—
Residential real estate:
First mortgage	838	—	855	—
Construction	—	—	—	—
Consumer:
Home equity and lines of credit	30	—	31	—
Other	—	—	—	—
Total	$5,608	$—	$6,666	$—

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Company’s consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $277.4 million and $282.2 million as of March 31, 2024 and December 31, 2023, respectively.

A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(in thousands)
Mortgage servicing rights beginning balance	$1,720	$1,860
Additions	8	9
Amortization	(38)	(46)
Mortgage servicing rights ending balance	$1,690	$1,823

Fair value at beginning of period	$3,269	$3,376
Fair value at end of period	$3,240	$3,488

There was no valuation allowance as of March 31, 2024 or December 31, 2023. The Company did not sell any mortgage servicing rights during the three months ended March 31, 2024 or March 31, 2023.

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of March 31, 2024, the model used discount rates ranging from 10.1% to 13.0%, and prepayment speeds ranging from 6.9% to 39.5%, both of which were based on market data from independent organizations. As of March 31, 2023 the model used discount rates ranging from 10.1% to 13.0%, and prepayment speeds ranging from 7.0% to 38.8%.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the annual periods indicated. The projections of amortization expense are based on existing asset balances as of March 31, 2024. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

Estimated future amortization as of March 31, 2024:	(in thousands)
2024	$150
2025	194
2026	174
2027	152
2028	130
Thereafter	890
Total	$1,690

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	March 31, 2024	December 31, 2023
	(in thousands)
Non-interest bearing checking	$73,093	$78,476
Interest bearing checking	29,177	28,899
Money market	85,657	88,687
Statement savings	43,894	46,473
Certificates of deposit	167,464	161,148
Total	$399,285	$403,683

Certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 totaled $35.2 million and $31.3 million as of March 31, 2024 and December 31, 2023, respectively. The Company did not hold any brokered deposits as of March 31, 2024 or December 31, 2023.

As of March 31, 2024, the scheduled maturities of certificates of deposit for the annual periods are presented below:

(in thousands)
2024	$125,778
2025	29,078
2026	12,276
2027	239
2028	77
Thereafter	16
Total	$167,464

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances follows:

	March 31, 2024		December 31, 2023
	Rate	Amount	Rate	Amount
	(dollars in thousands)

Open line of credit	—	—	5.72%	8,000
Fixed rate, fixed term advance, maturing July 2027	2.90%	5,000	2.90%	5,000
Putable advance, maturing January 2028, first option date January 2024	—	—	3.44%	5,000
Putable advance, maturing February 2028, first option date February 2024	—	—	3.63%	5,000
Putable advance, maturing March 2028, first option date March 2024	—	—	3.47%	5,000
Putable advance, maturing May 2026, first option date May 2024	3.92%	2,500	3.92%	2,500
Putable advance, maturing May 2028, first option date May 2024	3.51%	2,500	3.51%	2,500
Putable advance, maturing January 2029, first option date July 2024	3.32%	5,000	—	—
Putable advance, maturing January 2029, first option date July 2024	3.67%	5,000	—	—
Putable advance, maturing March 2029, first option date September 2024	3.79%	2,500	—	—
Putable advance, maturing March 2029, first option date September 2024	3.52%	5,000	—	—
Putable advance, maturing January 2029, first option date January 2025	3.70%	5,000	—	—
Putable advance, maturing February 2029, first option date February 2025	3.78%	5,000	—	—
Putable advance, maturing February 2029, first option date February 2026	3.85%	5,000	—	—
Putable advance, maturing March 2030, first put option date March 2025	0.89%	10,000	0.89%	10,000
Putable advance, maturing March 2032, first put option date March 2027	1.74%	10,000	1.74%	10,000
Advance structured note, payments due monthly, maturing April 2030	1.05%	6,208	1.05%	6,454
Advance structured note, payments due monthly, maturing May 2030	1.19%	6,306	1.19%	6,553
SOFR Floater advance, maturing October 2024	5.62%	5,000	5.68%	5,000
Total		$80,014		$71,007

The scheduled maturities and required principal payments of Federal Home Loan Bank advances are presented below:

	March 31, 2024
	Weighted Average Rate	Amount
	(dollars in thousands)
2024	4.59%	$6,486
2025	1.12%	$2,002
2026	2.67%	$4,524
2027	2.38%	$7,047
2028	2.43%	$4,570
Thereafter	2.38%	$55,385
Total	2.54%	$80,014

Actual maturities may differ from scheduled maturities due to call options on various FHLB advances.

The Company maintains a master contract agreement with the FHLB, which provides for borrowing up to the lesser of 22.22 times the value of the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the Secured Overnight Financing Rate ("SOFR"), federal funds or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company has pledged qualifying real estate and commercial and industrial loans with collateral values of approximately $174.3 million at March 31, 2024 and $173.0 million at December 31, 2023. FHLB advances were also secured by approximately $4.6 million and $4.2 million of FHLB stock held by the Company as of March 31, 2024 and December 31, 2023, respectively. The Company’s available and unused portion of this borrowing agreement totaled $93.2 million and $100.9 million as of March 31, 2024 and December 31, 2023, respectively. Additional borrowing would require additional stock purchase.

Additionally, at March 31, 2024 we had a $12.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at March 31, 2024. The Company also had an $11.5 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $14.1 million at March 31, 2024. The Company had not drawn on the Federal Reserve line as of March 31, 2024.

NOTE 8 – INCOME TAXES

Income tax benefit was $100,000 and $151,000 for the three months ended March 31, 2024 and 2023, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of March 31, 2024, and December 31, 2023, the deferred tax valuation allowance was $3.3 million and $3.1 million, respectively, reducing our net deferred tax assets to $7.1 million and $6.9 million at each respective date.

The board and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No legal proceedings existed at March 31, 2024, that would have a material adverse effect on the Company’s consolidated financial statements.

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

ASU 2016-13 requires that we establish an allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments, that meet certain requirements. The allowance for credit losses for off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, also taking into consideration management’s assumption of the likelihood that funding will occur. The allowance for credit losses for off-balance sheet credit exposures is included in other liabilities on the Company’s Consolidated Balance Sheets. Additional provisions for expected losses occur through a charge to the provision for credit losses. At March 31, 2024, the allowance for credit losses for unfunded commitments was $1.0 million and there was $58.5 million in outstanding commitments to extend credit that were expected to fund.

The contractual amounts of credit-related financial instruments are summarized below:

	March 31, 2024
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$10,027	$100,793	$110,820
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,099	—	1,099
Commitments to sell loans	3,194	—	3,194
Overdraft protection program commitments	3,734	—	3,734

	December 31, 2023
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$1,136	$86,201	$87,337
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,095	—	1,095
Commitments to sell loans	635	—	635
Overdraft protection program commitments	3,758	—	3,758

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

The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $1.4 million in outstanding commitments to deliver loans through the Program as of March 31, 2024. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of March 31, 2024, and December 31, 2023, the Company had no liability outstanding related to the Program.

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

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $37,000 and $47,000 in compensation expense for the three months ended March 31, 2024 and March 31, 2023, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Shares committed to be released	4,905	19,730
Total allocated shares	71,449	51,719
Total unallocated shares	429,157	434,062
Total ESOP shares	505,511	505,511
Fair value of unallocated shares (based on $6.82 and $6.99 share price as of March 31, 2024 and December 31, 2023, respectively)	$2,927	$3,034

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	March 31, 2024	December 31, 2023
	(in thousands)
Beginning balance	$995	$1,015
Adjustments due to changes in directors, executive officers, and/or principal stockholders	—	(167)
New loans	—	218
Repayments	(17)	(71)
Ending balance	$978	$995

Deposits from directors, executive officers, and their affiliates totaled $698,000 and $729,000 at March 31, 2024 and December 31, 2023, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. No fees were paid to these firms for services during the first quarter of 2024 and the amounts paid during the three months ended March 31, 2023, were immaterial.

NOTE 12 – FAIR VALUE

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

NOTE 12 – FAIR VALUE (continued)

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

		Recurring Fair Value Measurements Using
	March 31, 2024	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$3,976	$3,976	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	14,114	—	14,114	—
Government-sponsored mortgage-backed securities	88,177	—	88,177	—
Asset-backed securities	3,355	—	3,355	—
Certificates of deposit	742	—	742	—
Total	$110,364	$3,976	$106,388	$—

		Recurring Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$3,625	$3,625	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	14,231	—	14,231	—
Government-sponsored mortgage-backed securities	91,019	—	91,019	—
Asset-backed securities	3,572	—	3,572	—
Certificates of deposit	737	—	737	—
Total	$113,184	$3,625	$109,559	$—

NOTE 12 – FAIR VALUE (continued)

There were no collateral dependent loans for which a specific valuation allowance was established as of March 31, 2024 or December 31, 2023.

There was no impairment on mortgage servicing rights as of March 31, 2024 or December 31, 2023.

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

The carrying value and estimated fair value of financial instruments are presented below:

	March 31, 2024
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$23,002	$23,002	$—	$—
Available-for-sale securities	106,388	—	106,388	—
Marketable equity securities	3,976	3,976	—	—
Loans held for sale	826	—	826	—
Loans, net	393,441	—	—	369,403
Rate lock commitments	19	—	—	19
Accrued interest receivable	1,521	1,521	—	—
Federal Home Loan Bank Stock	4,564	—	—	4,564
Cash value of life insurance	14,138	—	—	14,138
Financial liabilities:
Deposits	399,285	231,822	—	166,738
Advance payments by borrowers for taxes and insurance	3,918	3,918	—	—
Federal Home Loan Bank advances	80,014	—	—	74,004
Accrued interest payable	1,239	1,239	—	—

NOTE 12 – FAIR VALUE (continued)

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$13,250	$13,250	$—	$—
Available-for-sale securities	109,559	—	109,559	—
Marketable equity securities	3,625	3,625	—	—
Loans held for sale	704	—	704	—
Loans, net	394,834	—	—	368,133
Rate lock commitments	4	—	—	4
Accrued interest receivable	1,554	1,554	—	—
Federal Home Loan Bank Stock	4,164	—	—	4,164
Cash value of life insurance	14,027	—	—	14,027
Financial liabilities:
Deposits	403,683	242,535	—	160,303
Advance payments by borrowers for taxes and insurance	1,233	1,233	—	—
Federal Home Loan Bank advances	71,007	—	—	68,462
Accrued interest payable	1,106	1,106	—	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management's opinion that the Bank met all applicable capital adequacy requirements as of March 31, 2024 and December 31, 2023.

As of March 31, 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since March 31, 2024 that management believes have changed the capital category of the Bank.

The Bank’s actual and required capital amounts and ratios are presented below:

	March 31, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$63,146	11.2%	$22,520	4.0%	$28,150	5.0%

Risk-based:
Common Equity Tier 1	63,146	14.8%	19,173	4.5%	27,694	6.5%
Tier 1	63,146	14.8%	25,564	6.0%	34,085	8.0%
Total	67,843	15.9%	34,085	8.0%	42,606	10.0%

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$63,101	11.2%	$22,574	4.0%	$28,217	5.0%

Risk-based:
Common Equity Tier 1	63,101	15.1%	18,751	4.5%	27,085	6.5%
Tier 1	63,101	15.1%	25,002	6.0%	33,336	8.0%
Total	67,710	16.2%	33,336	8.0%	41,670	10.0%

On July 29, 2022, the Company adopted a stock repurchase program. On August 26, 2022, the Company received a non-objection letter from the Federal Reserve Bank of Chicago ("FRB") permitting the Company to repurchase 319,766 shares of its common stock, which represented 5% of the shares outstanding at the time. The Company began purchasing shares on September 1, 2022 and as of June 7, 2023, the Company had repurchased all 319,766 shares for a total purchase price of $3.4 million.

On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the FRB permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time. The Company began purchasing shares on June 15, 2023 and as of March 31, 2024, the Company had repurchased 140,677 shares for a total purchase price of $1.0 million.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations. For the three months ended March 31, 2024, 56,971 shares were excluded, based on average share price, from the computation of diluted earnings per share because the effect would be antidilutive. For the three months ended March 31, 2023, 131,093 shares were excluded, based on average share price, from the computation of diluted earnings per share because the effect would be antidilutive.

Earnings (loss) per common share for the three months ended March 31, 2024 and 2023 are presented in the following tables.

	Three months ended March 31,
	2024	2023
	(In thousands, except per share amounts)

Net loss	$(306)	$(361)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	5,899,235	5,986,822
Less: Weighted average unallocated ESOP shares	431,582	451,333

Weighted average shares outstanding for basic EPS	5,467,653	5,535,489
Additional dilutive shares(1)	—	—

Weighted average shares outstanding for dilutive EPS	5,467,653	5,535,489

Basic loss per share	$(0.06)	$(0.07)
Diluted loss per share(1)	$(0.06)	$(0.07)

(1) For the three months ended March 31, 2024 and March 31, 2023, the effect of stock options was anti-dilutive due to the net loss and therefore no dilutive shares are included in the weighted average shares outstanding or diluted loss calculations.

NOTE 15 – STOCK BASED COMPENSATION

Stock-Based Compensation Plans

On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 (313,894 stock options adjusted for the conversion) stock options and 95,387 (125,557 shares adjusted for the conversion) restricted shares were approved for award. As of March 31, 2024, no shares of common stock remained available for grant as stock options, restricted stock or restricted stock units under the 2020 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

On August 26, 2022, the Company’s shareholders approved the 1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”). A total of 354,200 stock options and 141,680 restricted shares were approved for award. As of March 31, 2024, 50,455 shares of common stock remain available for grant as stock options and 23,382 shares remain available for grant as restricted stock or stock units under the 2022 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average lifetime period prior to issuance date. The following assumptions were used in estimating the fair value of options granted during the three months ended March 31, 2024 and March 31, 2023, respectively:

	For the Three Months Ended
	March 31, 2024	March 31, 2023

Dividend yield	N/A(1)	0.00%
Risk-free interest rate	N/A(1)	3.59%
Expected volatility	N/A(1)	24.64%
Weighted average expected life (years)	N/A(1)	6.5
Weighted average per share value of options	N/A(1)	$3.37

(1) There were no stock options granted during the three months ended March 31, 2024.

NOTE 15 – STOCK BASED COMPENSATION (continued)

A summary of the Company’s stock option activity for the three months ended March 31, 2024 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2023	600,110	$8.30	7.49	$238,951
Granted	—	—	N/A	N/A
Exercised	—	—	N/A	N/A
Forfeited	6,000	10.05	N/A	N/A
Vested shares expired	—	—	N/A	N/A
Outstanding March 31, 2024	594,110	$8.28	7.21	$199,155
Options exercisable at March 31, 2024	250,437	$7.19	6.20	$137,795

The following table summarizes information about the Company’s nonvested stock option activity for the three months ended March 31, 2024:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	370,292	$2.94
Granted	—	—
Vested(1)	(20,619)	1.70
Forfeited	(6,000)	3.56
Nonvested at March 31, 2024	343,673	$3.00

(1)
Includes 2,105 shares vested under a nonqualified stock option inducement award to the Company’s President and Chief Executive Officer.

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $74,000 and $84,000 in stock option expense during the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, the Company had $881,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 3.29 years.

The following table summarizes information about the Company’s restricted stock activity for the three months ended March 31, 2024:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	144,297	$8.95
Granted	—	—
Vested(1)(2)	(8,034)	6.65
Forfeited	(2,000)	10.05
Nonvested at March 31, 2024	134,263	$9.07

(1)
Includes 262 shares vested under a restricted stock inducement award to the Company’s President and Chief Executive Officer.
(2)
Includes 1,025 shares surrendered by employees to cover payroll tax costs related to the vested shares.

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $92,000 and $104,000 in restricted stock expense during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, the Company had $1.1 million of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.4 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2024 and for the three months ended March 31, 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Additional factors that may affect our results are discussed under the heading "Risk Factors" in our most recent Annual Report on Form 10-K (fiscal year ended December 31, 2023) filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024, as updated by our subsequent Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Except as required by applicable law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events. Accordingly, you should not place undue reliance on forward-looking statements.

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

A summary of the accounting policies used by management is disclosed in Note 1, “Summary of Significant Accounting Policies” in the Company's most recent Form 10-K (fiscal year ended December 31, 2023) filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024.

During 2024, we did not substantively change any material aspect of our overall methodologies and processes used in developing the remaining critical accounting estimates from those described in the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets. Total assets increased $6.6 million, or 1.2%, to $564.2 million at March 31, 2024 from $557.6 million at December 31, 2023. This increase was primarily due to a $9.7 million net increase in cash and cash equivalents, partially offset by a $3.2 million decrease in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $9.7 million, or 72.9%, to $23.0 million at March 31, 2024 from $13.3 million at December 31, 2023. This increase was primarily due to a $9.0 million increase in FHLB advances, a $2.7 million increase in advance payments by borrowers for taxes and insurance and $2.4 million from maturities, prepayments and calls of available-for-sale securities, partially offset by a $4.4 million decrease in deposits.

Available-for-Sale Securities. Available-for-sale securities decreased $3.2 million, or 2.9%, to $106.4 million at March 31, 2024, from $109.6 million at December 31, 2023. This decrease was primarily due to maturities, payments and calls of securities totaling $2.4 million and a $750,000 increase in the net unrealized loss on available-for-sale securities. The net unrealized loss on available-for-sale securities held in the portfolio was $10.2 million at March 31, 2024.

Loans Held for Sale. Loans held for sale increased $122,000, to $826,000 at March 31, 2024. The volume of loans originated and sold remains relatively low, as a result of the changing interest rate environment and lower inventory of housing available in our market. Mortgage loan originations and sales were $2.2 million and $2.1 million, respectively, during the first three months of 2024 compared to $2.3 million and $2.5 million, respectively, for the same period in 2023.

Loans. Loans held for investment, net of deferred costs, decreased $1.5 million, or 0.4%, to $397.1 million at March 31, 2024, from $398.6 million at December 31, 2023. This decrease was primarily the result of a $4.5 million decrease in commercial loans, partially offset by a $2.0 million increase commercial real estate loans and a $1.3 million increase in first mortgage loans.

Allowance for Credit Losses. The ACL for loans was $3.7 million, or 0.93%, of loans, net of deferred costs, at March 31, 2024 compared to an ACL for loans of $3.7 million, or 0.94% of loans, net of deferred costs, at December 31, 2023. During the first quarter of 2024, we recorded a $68,000 negative provision for credit losses and $13,000 in net recoveries. The ACL for unfunded loan commitments was $1.0 million at March 31, 2024, compared to $875,000 at December 31, 2023. The increase in the ACL for unfunded loan commitments was the result of a $143,000 provision for credit losses. The additional provision was due to an $11.2 million increase in unfunded loan commitments which are expected to fund, from $47.3 million at December 31, 2023 to $58.5 million at March 31, 2024. Nonaccrual loans represented 0.28% of total loans at March 31, 2024 and December 31, 2023. Net recoveries for the three months ended March 31, 2024 were $13,000 compared to net recoveries of $3,000 for the three months ended March 31, 2023.

Other Assets. Other assets increased $629,000, or 6.7%, from $9.0 million at December 31, 2023 to $9.6 million at March 31, 2024. This increase was primarily due to a $400,000 increase in prepaid insurance premiums and a $200,000 increase in net deferred tax assets.

FHLB Stock. FHLB stock increased $400,000, or 9.5%, from $4.2 million at December 31, 2023 to $4.6 million at March 31, 2024. This increase was primarily due to the net increase in FHLB advances and the requirement by FHLB to hold additional stock as a result of the increased level of advances.

Deposits. Deposits decreased $4.4 million, or 1.1%, to $399.3 million at March 31, 2024, from $403.7 million at December 31, 2023. During this period, noninterest bearing checking accounts decreased $5.4 million, or 6.9%, money market accounts decreased $3.0 million, or 3.4%, and savings accounts decreased $2.6 million, or 5.6%. These decreases were partially offset by a $6.3 million, or 4.0%, increase in certificates of deposit. As market rates have increased and remain elevated, there has been a continuing shift in our deposit mix from noninterest bearing checking accounts, negotiable order of withdrawal ("NOW") accounts, savings accounts and money market accounts to higher rate certificates of deposits. The decrease in noninterest bearing and money market deposits was also partially due to the use of these funds by our commercial customers to fund their operations, as their borrowing costs have increased during the current interest rate environment. The Company continues to build upon its banking relationships with its core customers, including deposits, and in attracting new relationships.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $2.7 million to $3.9 million at March 31, 2024 from $1.2 million at December 31, 2023. The increase was due to normal seasonal activity.

FHLB Advances. FHLB advances increased $9.0 million, or 12.7%, to $80.0 million at March 31, 2024, from $71.0 million at December 31, 2023. The level of FHLB advances was increased to fund anticipated cash outflows related to loans and deposits.

Total Stockholders’ Equity. Total stockholders’ equity decreased $1.3 million to $71.5 million at March 31, 2024, from $72.8 million at December 31, 2023. The decrease was primarily due to an other comprehensive loss of $592,000, as a result of an increase in the net unrealized loss on available-for-sale securities, the Company's purchase of $548,000 of its common stock during the three months ended March 31, 2024 under its stock repurchase plan and a net loss of $306,000.

Average Balances and Yields

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

	Three Months Ended March 31,
	2024			2023
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$399,417	$4,799	4.83%	$364,331	$3,826	4.26%
Securities available-for-sale	107,683	1,040	3.89%	113,864	602	2.15%
Other interest-earning assets	13,048	194	5.98%	19,619	284	5.87%
Total interest-earning assets	520,148	6,033	4.67%	497,814	4,712	3.84%
Non-interest-earning assets	34,933			36,969
Total assets	$555,081			$534,783
Interest-earning liabilities:
NOW accounts	$29,011	$87	1.20%	$31,429	$52	0.67%
Money market accounts	84,027	479	2.29%	115,328	542	1.91%
Savings accounts	45,368	6	0.05%	58,805	7	0.05%
Certificates of deposit	164,590	1,819	4.45%	82,878	381	1.86%
Total interest-bearing deposits	322,996	2,391	2.98%	288,440	982	1.38%
Federal Home Loan Bank advances	80,401	578	2.89%	80,028	493	2.50%
Other interest-bearing liabilities	3,373	1	0.16%	3,946	2	0.22%
Total interest-bearing liabilities	406,770	2,970	2.94%	372,414	1,477	1.61%
Non-interest-bearing deposits	69,798			82,531
Other non-interest-bearing liabilities	8,556			6,482
Total liabilities	485,124			461,427
Total stockholders’ equity	69,957			73,356
Total liabilities and stockholders’ equity	$555,081			$534,783
Net interest income		$3,063			$3,235
Net interest-earning assets	$113,378			$125,400
Interest rate spread(2)			1.73%			2.23%
Net interest margin(3)			2.37%			2.64%
Average interest-earning assets to average interest-bearing liabilities	127.87%			133.67%

(1)
Includes net loan expenses of $18,000 and $19,000 for the three months ended March 31, 2024 and 2023, respectively.
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

	Three Months Ended March 31, 2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$389	$584	$973
Securities	(31)	469	438
Other	(98)	8	(90)
Total interest-earning assets	260	1,061	1,321
Interest-bearing liabilities:
NOW	4	(39)	(35)
Money market deposits	289	(226)	63
Savings	1	—	1
Certificates of deposit	(593)	(845)	(1,438)
Total interest-bearing deposits	(299)	(1,110)	(1,409)
Borrowings	(4)	(81)	(85)
Other	—	1	1
Total interest-bearing liabilities	(303)	(1,190)	(1,493)
Change in net interest income	$(43)	$(129)	$(172)

Comparison of Operating Results for the Three Months Ended March 31, 2024 and 2023

Net Loss. We recorded a net loss of $306,000 for the three months ended March 31, 2024, compared to a net loss of $361,000 for the three months ended March 31, 2023. The decrease in net loss was primarily due to a $144,000 decrease in noninterest expenses and a $134,000 increase in noninterest income, partially offset by a $172,000 decrease in net interest income after provision for credit losses.

Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 27.7%, to $6.0 million for the three months ended March 31, 2024, from $4.7 million for the three months ended March 31, 2023. The increase was due primarily to an $1.0 million increase in interest and fees on loans and a $438,000 increase in interest income on securities. The increase in interest and fees earned on loans was primarily due to a $35.1 million increase in the average amount of loans outstanding, from $364.3 million in the first quarter of 2023 to $399.4 million in the first quarter of 2024, and a 57 basis point increase in the yield earned on loans, from 4.26% for the first quarter of 2023 to 4.83% in the first quarter of 2024. The increase in the yield earned on loans during the first quarter of 2024 was primarily due to increases in market rates. The increase in loans is consistent with the Company's strategy to grow the loan portfolio. The increase in interest on securities was primarily due to a 174 basis point increase in the yield earned on loans, from 2.15% for the first quarter of 2023 to 3.89% in the first quarter of 2024. The increase in yield was primarily due to the balance sheet repositioning strategies that the Company implemented during 2023.

Interest Expense. Interest expense increased $1.5 million, or 100.0%, to $3.0 million for the three months ended March 31, 2024, from $1.5 million for the three months ended March 31, 2023. This increase was primarily due to a $1.4 million increase in interest expense on deposits and an $85,000 increase in interest expense on FHLB advances. The increase in interest expense on deposits was primarily due to a 160 basis point increase in the average rate paid on deposits and a $34.6 million increase in average interest-bearing deposits outstanding from the first quarter of 2023 to the first quarter of 2024. The increase in interest expense on deposits was primarily due to the increase in market rates of interest and a shift in our deposit mix. As market rates increased, many of our deposit customers transferred funds from noninterest bearing checking accounts and lower rate deposit accounts into higher rate certificates of deposit. The average balance of noninterest bearing checking accounts decreased $12.7 million, or 15.4%, NOW accounts decreased $2.4 million, or 7.6%, savings accounts decreased $13.4 million, or 22.8%, and money market accounts decreased

$31.3 million, or 27.1%, respectively, from the first quarter of 2023 to the first quarter of 2024. During the same period, the average balance of certificates of deposits increased $81.7 million, or 98.6%. Interest expense on certificates of deposit increased $1.4 million from the first quarter of 2023 to the first quarter of 2024 as a result of the increase in average balance and also a 259 basis point increase in the average rate paid on these accounts.

Net Interest Income. Net interest income decreased $172,000, or 5.3%, to $3.1 million for the three months ended March 31, 2024, from $3.2 million for the three months ended March 31, 2023. This decrease was primarily due to a $1.5 million increase in interest expense partially offset by a $1.3 million increase in interest and dividend income. Our net interest rate spread decreased 50 basis points to 1.73% for the three months ended March 31, 2024, from 2.23% for the three months ended March 31, 2023. Our net interest margin decreased 27 basis points to 2.37%, from 2.64% over the same period.

Provision for Credit Losses. The provision for credit losses was $75,000 for the three months ended March 31, 2024 and the three months ended March 31, 2023, respectively. The provision was primarily due to an increase in unfunded loan commitments.

Noninterest Income. Noninterest income increased $134,000, from $770,000 for the three months ended March 31, 2023 to $904,000 for the three months ended March 31, 2024. The increase was primarily due to a $117,000 increase in unrealized gains on marketable equity securities. The increase in unrealized gains on marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in noninterest expense.

Noninterest Expense. Noninterest expense decreased $144,000, or 3.2%, to $4.3 million for the three months ended March 31, 2024 from $4.4 million for the three months ended March 31, 2023. This decrease was primarily due to a $328,000 decrease in salaries and benefits expense, partially offset by a $117,000 increase in unrealized gains on marketable equity securities. The decrease in salaries and benefits expense was primarily the result of cost savings initiatives implemented by the Company, including the review of all open positions prior to rehiring and a reduction-in-force ("RIF") implemented in April 2023. These actions have resulted in a reduction in the number of full-time equivalent employees from 106 at September 30, 2022, to 88 at March 31, 2024.

The increase in unrealized gains on marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market of equity securities in noninterest income.

Income Tax Expense. We recorded an income tax benefit of $100,000 for the three months ended March 31, 2024, compared to a tax benefit of $151,000 for the three months ended March 31, 2023. The decrease in income tax benefit was primarily due to the decreased loss before taxes during the three months ended March 31, 2024 as compared to the loss before taxes for the three months ended March 31, 2023.

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

The table below sets forth, as of March 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$13,345	1.45%
+300	13,487	2.53%
+200	13,544	2.96%
+100	13,313	1.21%
Level	13,154	—%
-100	13,173	0.14%
-200	12,937	(1.65)%
-300	12,920	(1.78)%
-400	12,887	(2.03)%

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

The table below sets forth, as of March 31, 2024, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+400	$68,670	$(4,464)	(6.10)%
+300	70,066	(3,068)	(4.20)%
+200	71,564	(1,570)	(2.15)%
+100	72,195	(939)	(1.28)%
Level	73,134	—	—
-100	73,759	625	0.85%
-200	73,866	732	1.00%
-300	72,512	(622)	(0.85)%
-400	68,488	(4,646)	(6.35)%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at March 31, 2024, in the event of a 100-basis point increase in interest rates, we would have experienced a 1.28% decrease in our EVE and in the event of a 100-basis point decrease in interest rates, we would have experienced a 0.85% increase in our EVE. In the event of a 200-basis point increase in interest rates at March 31, 2024, we would have experienced a 2.15% decrease in our EVE and in the event of a 200-basis point decrease in interest rates, we would have experienced a 1.00% increase in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, FHLB advances, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. At March 31, 2024, we had $80.0 million outstanding in advances from the FHLB. At March 31, 2024, we had $93.2 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago, based on the level of qualifying real estate loans currently pledged to the FHLB. Additionally, at March 31, 2024, we had a $12.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at March 31, 2024. The Company also had an $11.5 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $14.1 million at March 31, 2024. The Company had not drawn on the Federal Reserve line as of March 31, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $398,000 for the three months ended March 31, 2024, as compared to $1.1 million net cash used in operating activities for the three months ended March 31, 2023. Net cash used in operating activities for the three months ended March 31, 2024 primarily consisted of the origination of $2.2 million in mortgage loans held for sale, a $338,000 increase in accrued interest receivable and other assets, a $337,000 increase in the fair value of marketable equity securities and a $306,000 net loss, partially offset by $2.1 million in proceeds from the sale of mortgage loans held for sale and a $456,000 increase in accrued interest payable and other liabilities. Net cash used in operating activities for the three months ended March 31, 2023 primarily consisted of the origination of $2.3 million in mortgage loans held for sale, a $481,000 increase in accrued interest receivable and other assets, a $387,000 decrease in accrued interest payable and other liabilities and a $361,000 net loss, partially offset by $2.5 million in proceeds from the sale of mortgage loans held for sale. Net cash provided by investing activities was $3.4 million for the three months ended March 31, 2024, as compared to $5.8 million used in investing activities for the three months ended March 31, 2023. Net cash provided by investment activities during the three months ended March 31, 2024 consisted primarily of $2.4 million from maturities, calls and payments on available-for-sale securities and a $1.5 million net decrease in loans, partially offset by a $400,000 increase in FHLB stock. Net cash used in investment activities during the three months ended March 31, 2023 consisted primarily of a $7.6 million net increase in loans and a $1.4 million increase in FHLB stock, partially offset by $3.3 million from maturities, calls and payments on available-for-sale securities. Net cash provided by financing activities was $6.7 million for the three months ended March 31, 2024, as compared to $7.6 million for the three months ended March 31, 2023. Net cash provided by financing activities for the first three months of 2024 primarily resulted from borrowings of $53.0 million of FHLB advances and a $2.7 million increase in advance payments by borrowers for taxes and insurance, partially offset by $44.0 million in principal payments on FHLB advances and a $4.4 million decrease in deposits. Net cash provided by financing activities for the first three months of 2023 primarily resulted from borrowings of $64.5 million of FHLB advances and a $3.0 million increase in advance payments by borrowers for taxes and insurance, partially offset by $44.0 million in principal payments on FHLB advances and a $15.8 million decrease in deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances as well as brokered certificates of deposit as needed.

Capital

At March 31, 2024, PyraMax Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $63.1 million, or 11.2% of adjusted total assets, which is above the well-capitalized required level of $28.1 million, or 5.0%. The Bank had total risk-based capital of $67.8 million, or 15.9% of risk-weighted assets, which is above the well-capitalized required level of $42.6 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in the Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A “Risk Factors” disclosed in the Company’s December 31, 2023 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the three months ended March 31, 2024.

Period	Total Number of Shares (or Units) Purchases (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

January 1 to January 31, 2024	49,065	7.57	49,065	501,428
February 1 to February 29, 2024	13,277	7.68	13,277	488,151
March 1 to March 31, 2024	7,306	6.92	7,306	480,845

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

On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the FRB permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on June 15, 2023 and as of March 31, 2024, the Company had repurchased 140,677 shares for a total purchase price of $1.0 million.

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
101.0

The following materials for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104.0	The cover page of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (contained in Exhibit 101.0) *

_____________

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: May 8, 2024	/s/ David R. Ball
David R. Ball
President and Chief Executive Officer

Date: May 8, 2024	/s/ Steven T. Klitzing
Steven T. Klitzing
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)