Form 10-Q
period 2024-06-30
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2024-08-08
CIK 1847360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

5,980,948 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of July 31, 2024.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and due from banks	$15,180	$11,220
Fed funds sold	1,639	2,030
Cash and cash equivalents	16,819	13,250

Marketable equity securities, stated at fair value	4,133	3,625
Available-for-sale securities, stated at fair value (amortized cost $113,365 and $119,055)	103,356	109,559
Loans held for sale	1,586	704
Loans, net of deferred costs	402,674	398,568
Allowance for credit losses for loans	(3,871)	(3,734)
Total loans, net of deferred loan costs and allowance for credit losses	398,803	394,834
Premises and equipment, net	5,067	5,182
Mortgage servicing rights, net	1,664	1,720
Federal Home Loan Bank (FHLB) stock, at cost	4,564	4,164
Accrued interest receivable	1,564	1,554
Cash value of life insurance	14,249	14,027
Other assets	9,649	8,988
TOTAL ASSETS	$561,454	$557,607
Liabilities and Stockholders’ Equity
Deposits	$398,851	$403,683
Advance payments by borrowers for taxes and insurance	7,110	1,233
FHLB advances	74,520	71,007
Accrued interest payable	1,394	1,106
Other liabilities	8,518	7,817
TOTAL LIABILITIES	490,393	484,846
Preferred stock, $0.01 par value, 10,000,000 shares authorized at June 30, 2024 and December 31, 2023	—	—
Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at June 30, 2024 and December 31, 2023; Issued – 5,998,692 at June 30, 2024 and 6,114,183 at December 31, 2023 (includes 121,242 and 144,297 unvested shares, respectively); Outstanding – 5,969,174 at June 30, 2024 and 6,084,665 at December 31, 2023 (includes 121,242 and 144,297 unvested shares, respectively)	60	61
Additional paid-in capital	49,212	49,778
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 424,251 and 434,062 shares at June 30, 2024 and December 31, 2023, respectively	(4,026)	(4,120)
Less treasury stock at cost, 29,518 shares at June 30, 2024 and December 31, 2023	(295)	(295)
Retained earnings	33,070	33,892
Accumulated other comprehensive loss, net of income taxes	(6,960)	(6,555)
Total stockholders’ equity	71,061	72,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$561,454	$557,607

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) – Unaudited

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$4,934	$4,238	$9,734	$8,064
Securities, taxable	1,007	588	2,047	1,191
Other	262	191	456	476
Total interest and dividend income	6,203	5,017	12,237	9,731
Interest expense:
Interest-bearing deposits	2,506	1,296	4,897	2,278
Borrowed funds	536	654	1,114	1,148
Other interest-bearing funds	2	1	3	3
Total interest expense	3,044	1,951	6,014	3,429
Net interest income	3,159	3,066	6,223	6,302
Provision for credit losses	75	75	150	150
Net interest income after provision for credit losses	3,084	2,991	6,073	6,152
Noninterest income:
Service charges and other fees	221	239	440	464
Loan servicing, net	164	157	327	330
Net gain on sale of loans	140	30	207	68
Increase in cash surrender value of insurance	112	110	222	217
Unrealized gain on marketable equity securities	141	225	478	444
Other	38	159	46	165
Total noninterest income	816	920	1,720	1,688
Noninterest expense:
Salaries and employee benefits	2,550	2,835	4,915	5,529
Unrealized gain on marketable equity securities	141	225	478	444
Advertising and promotions	7	21	15	71
Data processing	197	222	424	446
Occupancy and equipment	267	299	566	637
FDIC assessment	76	85	158	121
Other	1,337	1,005	2,318	1,885
Total noninterest expense	4,575	4,692	8,874	9,133
Loss before income taxes	(675)	(781)	(1,081)	(1,293)
Income tax benefit	(159)	(273)	(259)	(424)
Net loss	$(516)	$(508)	$(822)	$(869)
Loss per share:
Basic	$(0.09)	$(0.09)	$(0.15)	$(0.16)
Diluted(1)	$(0.09)	$(0.09)	$(0.15)	$(0.16)
Average common shares outstanding:
Basic	5,447,507	5,545,335	5,449,648	5,548,562
Diluted(1)	5,447,507	5,545,335	5,449,648	5,548,562

See accompanying notes to the unaudited consolidated financial statements.

(1) Diluted loss per share and average shares outstanding excludes all common shares if their effect is anti-dilutive.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) - Unaudited

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net loss	$(516)	$(508)	$(822)	$(869)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	237	(1,841)	(513)	388
Other comprehensive income (loss) before tax effect	237	(1,841)	(513)	388
Tax effect of other comprehensive income (loss) items	(50)	497	108	(104)
Other comprehensive income (loss), net of tax	187	(1,344)	(405)	284
Comprehensive income (loss)	$(329)	$(1,852)	$(1,227)	$(585)

See accompanying notes to the unaudited consolidated financial statements.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) - Unaudited

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance as of March 31, 2023	$62	$49,977	$(4,260)	$(301)	$40,324	$(9,863)	$75,939
Net loss	—	—	—	—	(508)	—	(508)
Other comprehensive (loss)	—	—	—	—	—	(1,344)	(1,344)
ESOP shares committed to be released (4,918 shares)	—	(16)	46	—	—	—	30
Sale of common stock by Rabbi Trust	—	—	—	6	—	—	6
Repurchase and cancellation of shares-stock repurchase program (14,400 shares)	—	(103)	—	—	—	—	(103)
Retirement of common stock	—	(43)	—	—	—	—	(43)
Stock compensation expense	—	149	—	—	—	—	149
Balance as of June 30, 2023	$62	$49,964	$(4,214)	$(295)	$39,816	$(11,207)	$74,126
Balance as of March 31, 2024	$60	$49,379	$(4,073)	$(295)	$33,586	$(7,147)	$71,510
Net loss	—	—	—	—	(516)	—	(516)
Other comprehensive income	—	—	—	—	—	187	187
ESOP shares committed to be released (4,906 shares)	—	(11)	47	—	—	—	36
Repurchase and cancellation of shares-stock repurchase program (66,756 shares)	—	(307)	—	—	—	—	(307)
Retirement of common stock	—	(17)	—	—	—	—	(17)
Stock compensation expense	—	168	—	—	—	—	168
Balance as of June 30, 2024	$60	$49,212	$(4,026)	$(295)	$33,070	$(6,960)	$71,061
Balance as of January 1, 2023	$62	$49,931	$(4,307)	$(301)	$41,468	$(11,491)	$75,362
Net loss	—	—	—	—	(869)	—	(869)
Other comprehensive income	—	—	—	—	—	284	284
Cumulative effect of change in accounting principle due to adoption of ASU 2016-13	—	—	—	—	(783)	—	(783)
ESOP shares committed to be released (9,782 shares)	—	(16)	93	—	—	—	77
Repurchase and cancellation of shares-stock repurchase program (27,303 shares)	—	(232)	—	—	—	—	(232)
Sale of common stock by Rabbi Trust	—	—	—	6	—	—	6
Retirement of common stock	—	(56)	—	—	—	—	(56)
Stock compensation expense	—	337	—	—	—	—	337
Balance as of June 30, 2023	$62	$49,964	$(4,214)	$(295)	$39,816	$(11,207)	$74,126

Balance as of January 1, 2024	$61	$49,778	$(4,120)	$(295)	$33,892	$(6,555)	$72,761
Net loss	—	—	—	—	(822)	—	(822)
Other comprehensive (loss)	—	—	—	—	—	(405)	(405)
ESOP shares committed to be released (9,811 shares)	—	(21)	94	—	—	—	73
Repurchase and cancellation of shares-stock repurchase program (136,404 shares)	(1)	(854)	—	—	—	—	(855)
Retirement of common stock	—	(25)	—	—	—	—	(25)
Stock compensation expense	—	334	—	—	—	—	334
Balance as of June 30, 2024	$60	$49,212	$(4,026)	$(295)	$33,070	$(6,960)	$71,061

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Six months ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(822)	$(869)
Adjustments to reconcile net loss to net cash from operating activities
Net amortization of investment securities	75	37
Depreciation	236	252
Provision for credit losses	150	150
Net gain on insurance proceeds from premises and equipment	(28)	—
Net change in fair value of marketable equity securities	(478)	(444)
Stock compensation expense	334	337
Benefit from deferred income tax	(259)	(424)
Originations of mortgage loans held for sale	(9,458)	(4,043)
Proceeds from sales of mortgage loans held for sale	8,783	4,236
Net gain on sale of mortgage loans held for sale	(207)	(68)
ESOP compensation	73	77
Net change in cash value of life insurance	(222)	(217)
Changes in operating assets and liabilities
Net change in mortgage servicing rights	56	83
Accrued interest receivable and other assets	(289)	(135)
Accrued interest payable and other liabilities	862	192
Net cash used in operating activities	(1,194)	(836)
Cash flows from investing activities
Maturities, prepayments, and calls of available-for-sale securities	7,619	7,212
Purchases of available-for-sale securities	(2,004)	—
Purchase of marketable equity securities	(30)	(54)
Net increase in loans	(3,992)	(21,371)
Net increase in FHLB stock, net	(400)	(1,441)
Proceeds from insurance claim from premises and equipment	23	—
Proceeds from cash value life insurance death benefits	—	720
Distribution of marketable equity securities	—	12
Net capital expenditures for premises and equipment	(131)	(108)
Net cash provided by (used in) investing activities	1,085	(15,030)
Cash flows from financing activities
Net decrease in deposits	(4,832)	(16,531)
Net increase in advance payments by borrowers for taxes and insurance	5,877	7,112
Proceeds from the issuance of Federal Home Loan Bank advances	50,000	99,500
Principal payments on Federal Home Loan Bank advances	(46,487)	(79,476)
Repurchase and cancellation of common stock	(855)	(232)
Retirement of common stock	(25)	(56)
Net cash provided by financing activities	3,678	10,317
Net increase (decrease) in cash and cash equivalents	3,569	(5,549)
Cash and cash equivalents at beginning of period	13,250	28,344
Cash and cash equivalents at end of period	$16,819	$22,795
Supplemental cash flow information
Cash paid during the year for interest	$5,726	$3,022
Noncash activities
Receivable for insurance claim proceeds from premises and equipment	$15	—

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

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after June 30, 2024, but prior to the release of the unaudited consolidated financial statements contained in this quarterly report on Form 10-Q were issued.

There were no additional subsequent event disclosures or financial statement impacts related to events occurring after June 30, 2024 that warranted adjustment to or disclosure in these unaudited consolidated financial statements.

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

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

The amortized costs and fair values of available-for-sale securities were as follows:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$16,850	$—	$(2,818)	$14,032
Government-sponsored mortgage-backed securities	93,499	120	(7,310)	86,309
Asset-backed securities	3,016	3	(4)	3,015
Total	$113,365	$123	$(10,132)	$103,356

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$17,043	$3	$(2,815)	$14,231
Government-sponsored mortgage-backed securities	97,674	305	(6,960)	91,019
Asset-backed securities	3,593	—	(21)	3,572
Certificates of deposit	745	—	(8)	737
Total	$119,055	$308	$(9,804)	$109,559

The fair value of available-for-sale securities that were pledged as collateral at June 30, 2024 and December 31, 2023, were $10.9 million and $426,000, respectively.

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

	June 30, 2024
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$730	$718
Due after one through 5 years	260	260
Due after 5 through 10 years	12,945	10,777
Due after 10 years	2,915	2,277
Total debt and other securities	16,850	14,032
Mortgage-related securities	93,499	86,309
Asset-backed securities	3,016	3,015
Total	$113,365	$103,356

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	June 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$260	$—	$13,772	$(2,818)	$14,032	$(2,818)
Government-sponsored mortgage-backed securities	34,851	(285)	38,572	(7,025)	73,423	(7,310)
Asset-backed securities	1,036	(2)	540	(2)	1,576	(4)
Total	$36,147	$(287)	$52,884	$(9,845)	$89,031	$(10,132)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$—	$—	$13,889	$(2,815)	$13,889	$(2,815)
Government-sponsored mortgage-backed securities	—	—	40,983	(6,960)	40,983	(6,960)
Asset-backed securities	1,740	(5)	1,832	(16)	3,572	(21)
Certificates of deposit	—	—	737	(8)	737	(8)
Total	$1,740	$(5)	$57,441	$(9,799)	$59,181	$(9,804)

The following table presents the number of debt securities in an unrealized loss position and the aggregate depreciation from their unamortized cost basis, by security type, as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Number of Securities	Aggregate Depreciation	Number of Securities	Aggregate Depreciation
Obligations of states and political subdivisions	16	16.7%	16	16.9%
Government-sponsored mortgage-backed securities	33	9.1%	25	14.5%
Asset-backed securities	3	0.3%	4	0.6%
Certificates of deposit	—	—	3	1.1%
Total	52	10.2%	48	14.2%

The Company does not consider these unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. As a result, no allowance for credit losses on available-for-sale securities was recognized as of June 30, 2024 or December 31, 2023.

NOTE 4 – LOANS

Major classifications of loans, reported at amortized cost, are summarized as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Commercial:
Real estate	$237,645	$231,893
Other	46,078	47,898
Residential real estate:
First mortgage	98,419	97,747
Construction	691	359
Consumer:
Home equity and lines of credit	18,943	19,683
Other	80	134
Subtotal (1)	401,856	397,714
Net deferred loan costs	818	854
Allowance for credit losses for loans	(3,871)	(3,734)
Loans, net	$398,803	$394,834

(1) Totals do not include accrued interest receivable, which was $1.1 million at both June 30, 2024 and December 31, 2023, and which is recorded separately on the Company’s Consolidated Balance Sheets.

Deposit accounts in an overdrawn position and reclassified as loans totaled $18,000 and $78,000 at June 30, 2024 and December 31, 2023, respectively.

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

The Company also purchases loan participations from other financial institutions. The outstanding balance of loans purchased are included in the totals above and totaled $65.1 million as of June 30, 2024 and $50.8 million as of December 31, 2023. In addition, the amount available for future draws totaled $56.2 million at June 30, 2024. Loans purchased are primarily comprised of commercial real estate and other commercial loans and are subject to the same underwriting standards as loans that are originated by the Company.

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of June 30, 2024 and December 31, 2023, respectively, the Company had transferred $27.9 million and $29.0 million in participation loans which were eligible for sales treatment to other financial institutions, all of which continue to be serviced by the Company.

NOTE 4 – LOANS (continued)

A summary of activity in the allowance for credit losses for loans and the allowance for credit losses for unfunded loan commitments for the three and six months ended June 30, 2024 and June 30, 2023, is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended June 30, 2024
Allowance for credit losses for loans
Beginning balance	$2,649	$839	$191	$3,679
Provision for credit losses	66	21	4	91
Loans charged-off	—	—	(2)	(2)
Recoveries	99	—	4	103
Ending balance	$2,814	$860	$197	$3,871

Allowance for credit losses for unfunded loan commitments(1)
Beginning balance	$987	$31	$—	$1,018
Provision for credit losses	(15)	(1)	—	(16)
Ending balance	$972	$30	$—	$1,002

Total Allowance for credit losses for loans and unfunded loan commitments	$3,786	$890	$197	$4,873

Three months ended June 30, 2023
Allowance for credit losses for loans
Beginning balance	$2,669	$848	$176	$3,693
Provision for credit losses	(42)	(17)	1	(58)
Loans charged-off	—	—	(1)	(1)
Recoveries	5	—	4	9
Ending balance	$2,632	$831	$180	$3,643

Allowance for credit losses for unfunded loan commitments(1)
Beginning balance	$640	$25	$—	$665
Provision for credit losses	131	2	—	133
Ending balance	$771	$27	$—	$798

Total Allowance for credit losses for loans and unfunded loan commitments	$3,403	$858	$180	$4,441

NOTE 4 – LOANS (continued)

	Commercial	Residential	Consumer	Total
	(in thousands)
Six months ended June 30, 2024
Allowance for credit losses for loans
Beginning balance	$2,693	$849	$192	$3,734
Provision for credit losses	17	5	1	23
Loans charged-off	—	—	(3)	(3)
Recoveries	104	6	7	117
Ending balance	$2,814	$860	$197	$3,871

Allowance for credit losses for unfunded loan commitments(1)
Beginning balance	$847	$28	$—	$875
Provision for credit losses	125	2	—	127
Ending balance	$972	$30	$—	$1,002

Total Allowance for credit losses for loans and unfunded loan commitments	$3,786	$890	$197	$4,873

Six months ended June 30, 2023
Allowance for credit losses for loans
Beginning balance	$1,944	$752	$507	$3,203
Provision for credit losses	12	4	1	17
CECL Adoption Adjustment(2)	666	75	(329)	412
Loans charged-off	—	—	(7)	(7)
Recoveries	10	—	8	18
Ending balance	$2,632	$831	$180	$3,643

Allowance for credit losses for unfunded loan commitments(1)
Beginning balance	$—	$—	$—	$—
Provision for credit losses	131	2	—	133
CECL Adoption Adjustment(2)	640	25	—	665
Ending balance	$771	$27	$—	$798

Total Allowance for credit losses for loans and unfunded loan commitments	$3,403	$858	$180	$4,441

(1) The allowance for credit losses for unfunded loan commitments is included in other liabilities on the Company's Consolidated Balance Sheets.

(2) On January 1, 2023, the Company adopted ASU 2016-13 ("CECL"). See Note 2 for additional information regarding the adoption of ASU 2016-13.

NOTE 4 – LOANS (continued)

The provision for credit losses is determined by the Company as the amount that is to be added to the allowance for credit losses accounts to bring the allowance to a level that, in management's judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended June 30,
	2024	2023
	(in thousands)
Provision for credit losses for:
Loans	$91	$(58)
Unfunded loan commitments	(16)	133
Total	$75	$75

	Six months ended June 30,
	2024	2023
	(in thousands)
Provision for credit losses for:
Loans	$23	$17
Unfunded loan commitments	127	133
Total	$150	$150

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

NOTE 4 – LOANS (continued)

The following tables presents the amortized cost basis of our loans by credit quality indicator and origination year, at June 30, 2024 and December 31, 2023:

	June 30, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial real estate:
Pass	$3,456	$27,562	$81,857	$39,104	$38,829	$41,451	$60	$-	$232,319
Watch and special mention	-	1,669	-	202	-	389	-	-	2,260
Substandard	-	-	1,864	-	-	1,202	-	-	3,066
Nonperforming	-	-	-	-	-	-	-	-	-
Total commercial real estate	3,456	29,231	83,721	39,306	38,829	43,042	60	-	237,645
Other commercial loans:
Pass	3,079	6,811	5,279	3,132	470	1,045	10,661	-	30,477
Watch and special mention	2,944	7,327	3,867	429	45	41	35	-	14,688
Substandard	-	-	203	123	-	87	500	-	913
Total other commercial loans	6,023	14,138	9,349	3,684	515	1,173	11,196	-	46,078
Total commercial loans	9,479	43,369	93,070	42,990	39,344	44,215	11,256	-	283,723
Residential real estate - first mortgage:
Performing	3,797	13,688	13,749	32,919	15,245	18,322	-	-	97,720
Nonaccrual	-	-	-	-	-	699	-	-	699
Total residential real estate - first mortgage	3,797	13,688	13,749	32,919	15,245	19,021	-	-	98,419
Residential real estate - construction:
Performing	211	480	-	-	-	-	-	-	691
Nonaccrual	-	-	-	-	-	-	-	-	-
Total residential real estate - construction	211	480	-	-	-	-	-	-	691
Total residential real estate	4,008	14,168	13,749	32,919	15,245	19,021	-	-	99,110
Consumer - home equity and lines of credit:
Performing	75	72	43	134	63	1,101	15,908	1,458	18,854
Nonaccrual	-	-	-	-	-	85	4	-	89
Total consumer - home equity and lines of credit	75	72	43	134	63	1,186	15,912	1,458	18,943
Consumer - other
Performing	10	26	39	-	5	-	-	-	80
Nonaccrual	-	-	-	-	-	-	-	-	-
Total consumer - other	10	26	39	-	5	-	-	-	80
Total consumer	85	98	82	134	68	1,186	15,912	1,458	19,023
Total loans	$13,572	$57,635	$106,901	$76,043	$54,657	$64,422	$27,168	$1,458	$401,856

NOTE 4 – LOANS (continued)

	December 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial real estate:
Pass	$22,486	$78,098	$40,597	$40,914	$8,881	$34,342	$42	$-	$225,360
Watch and special mention	-	232	-	-	1,706	328	-	-	2,266
Substandard	-	1,885	598	-	287	1,075	-	-	3,845
Nonaccrual	-	79	-	-	-	343	-	-	422
Total commercial real estate	22,486	80,294	41,195	40,914	10,874	36,088	42	-	231,893
Other commercial loans:
Pass	16,949	11,347	4,729	974	64	1,488	9,905	-	45,456
Watch and special mention	-	-	197	31	15	48	828	-	1,119
Substandard	-	236	411	-	-	116	560	-	1,323
Total other commercial loans	16,949	11,583	5,337	1,005	79	1,652	11,293	-	47,898
Total commercial loans	39,435	91,877	46,532	41,919	10,953	37,740	11,335	-	279,791
Residential real estate - first mortgage:
Performing	13,485	14,419	33,619	15,854	3,033	16,680	-	-	97,090
Nonaccrual	-	-	-	-	-	657	-	-	657
Total residential real estate - first mortgage	13,485	14,419	33,619	15,854	3,033	17,337	-	-	97,747
Residential real estate - construction:
Performing	359	-	-	-	-	-	-	-	359
Nonaccrual	-	-	-	-	-	-	-	-	-
Total residential real estate - construction	359	-	-	-	-	-	-	-	359
Total residential real estate	13,844	14,419	33,619	15,854	3,033	17,337	-	-	98,106
Consumer - home equity and lines of credit:
Performing	74	53	142	66	167	1,504	16,939	707	19,652
Nonaccrual	-	-	-	-	-	31	-	-	31
Total consumer - home equity and lines of credit	74	53	142	66	167	1,535	16,939	707	19,683
Consumer - other
Performing	73	46	-	7	-	8	-	-	134
Nonaccrual	-	-	-	-	-	-	-	-	-
Total consumer - other	73	46	-	7	-	8	-	-	134
Total consumer	147	99	142	73	167	1,543	16,939	707	19,817
Total loans	$53,426	$106,395	$80,293	$57,846	$14,153	$56,620	$28,274	$707	$397,714

There were no commercial loans rated Doubtful or Loss as of June 30, 2024 or December 31, 2023.

NOTE 4 – LOANS (continued)

The following tables present gross charge-offs of our loans for each portfolio class, by origination year, that occurred during the three and six months ended June 30, 2024 and three and six months ended June 30, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information on our charge-off policy.

	For the three months ended June 30, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	-	-	-	1	-	1	-	-	2
Total consumer	-	-	-	1	-	1	-	-	2
Total current period charge-offs	$-	$-	$-	$1	$-	$1	$-	$-	$2

	For the three months ended June 30, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	-	-	-	1	-	-	-	-	1
Total consumer	-	-	-	1	-	-	-	-	1
Total current period charge-offs	$-	$-	$-	$1	$-	$-	$-	$-	$1

NOTE 4 – LOANS (continued)

	For the six months ended June 30, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land development	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	-	1	-	1	-	1	-	-	3
Total consumer	-	1	-	1	-	1	-	-	3
Total current period charge-offs	$-	$1	$-	$1	$-	$1	$-	$-	$3

	For the six months ended June 30, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land development	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	-	3	1	1	-	2	-	-	7
Total consumer	-	3	1	1	-	2	-	-	7
Total current period charge-offs	$-	$3	$1	$1	$-	$2	$-	$-	$7

NOTE 4 – LOANS (continued)

An analysis of past due loans, net of amortized costs, is presented below:

	June 30, 2024
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$237,645	$237,645
Other	—	—	—	46,078	46,078
Residential real estate:
First mortgage	91	59	150	98,269	98,419
Construction	—	—	—	691	691
Consumer:
Home equity and lines of credit	99	56	155	18,788	18,943
Other	—	—	—	80	80
Total	$190	$115	$305	$401,551	$401,856

	December 31, 2023
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$79	$343	$422	$231,471	$231,893
Other	—	—	—	47,898	47,898
Residential real estate:
First mortgage	299	52	351	97,396	97,747
Construction	—	—	—	359	359
Consumer:
Home equity and lines of credit	—	—	—	19,683	19,683
Other	—	—	—	134	134
Total	$378	$395	$773	$396,941	$397,714

There were no loans 90 days or more past due and accruing interest as of June 30, 2024 or December 31, 2023, respectively.

NOTE 4 – LOANS (continued)

The following table presents the amortized cost of our loans on nonaccrual status as of June 30, 2024 and December 31, 2023. All loans that were 90 days or more past due were on nonaccrual status as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(in thousands)
Commercial:
Real estate	$—	$422
Other	—	—
Residential real estate:
First mortgage	699	657
Construction	—	—
Consumer:
Home equity and lines of credit	89	31
Other	—	—
Total nonaccrual loans	$788	$1,110
Total nonaccrual loans to total loans	0.20%	0.28%
Total nonaccrual loans to total assets	0.14%	0.20%

The Company had $788,000 of loans that were in nonaccrual status as of June 30, 2024, with no related allowance for credit losses. At December 31, 2023, the Company had $1.1 million of loans that were in nonaccrual status, with no related allowance for credit losses. During the six months ended June 30, 2024, interest earned on nonaccrual loans was $26,000 and accrued interest reversed on nonaccrual loans was $2,000. During the six months ended June 30, 2023, there was no interest earned on nonaccrual loans and no accrued interest was reversed on nonaccrual loans.

At June 30, 2024 and December 31, 2023, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operation of the collateral. The allowance for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

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

The table below summarizes collateral dependent loans and the related allowance at June 30, 2024 and December 31, 2023 and for which the borrower is experiencing financial difficulty:

	June 30, 2024		December 31, 2023
	Loans	Allowance	Loans	Allowance
	(in thousands)
Commercial:
Real estate	$3,067	$—	$4,457	$—
Other	914	—	1,323	—
Residential real estate:
First mortgage	892	—	855	—
Construction	—	—	—	—
Consumer:
Home equity and lines of credit	89	—	31	—
Other	—	—	—	—
Total	$4,962	$—	$6,666	$—

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Company’s consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $273.1 million and $282.2 million as of June 30, 2024 and December 31, 2023, respectively.

A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(in thousands)		(in thousands)
Mortgage servicing rights beginning balance	$1,690	$1,824	$1,720	$1,860
Additions	23	8	30	17
Amortization	(49)	(55)	(86)	(100)
Mortgage servicing rights ending balance	$1,664	$1,777	$1,664	$1,777

Fair value at beginning of period	$3,240	$3,488	$3,269	$3,376
Fair value at end of period	$3,237	$3,317	$3,237	$3,317

There was no valuation allowance as of June 30, 2024 or December 31, 2023. The Company did not sell any mortgage servicing rights during the three and six months ended June 30, 2024 or June 30, 2023.

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of June 30, 2024, the model used discount rates ranging from 10.2% to 13.0%, and prepayment speeds ranging from 6.7% to 30.0%, both of which were based on market data from independent organizations. As of June 30, 2023 the model used discount rates ranging from 10.0% to 13.0%, and prepayment speeds ranging from 6.9% to 34.5%.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the annual periods indicated. The projections of amortization expense are based on existing asset balances as of June 30, 2024. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

Estimated future amortization as of June 30, 2024:	(in thousands)
2024	$98
2025	192
2026	175
2027	155
2028	133
Thereafter	911
Total	$1,664

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	June 30, 2024	December 31, 2023
	(in thousands)
Non-interest bearing checking	$73,088	$78,476
Interest bearing checking	27,982	28,899
Money market	87,852	88,687
Statement savings	41,623	46,473
Certificates of deposit	168,306	161,148
Total	$398,851	$403,683

Certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 totaled $33.1 million and $31.3 million as of June 30, 2024 and December 31, 2023, respectively. The Company did not hold any brokered deposits as of June 30, 2024 or December 31, 2023.

As of June 30, 2024, the scheduled maturities of certificates of deposit for the annual periods are presented below:

(in thousands)
2024	$110,155
2025	45,500
2026	12,192
2027	239
2028	77
Thereafter	143
Total	$168,306

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances follows:

	June 30, 2024		December 31, 2023
	Rate	Amount	Rate	Amount
	(dollars in thousands)

Open line of credit	—	$—	5.72%	$8,000
Fixed rate, fixed term advance, maturing July 2027	2.90%	5,000	2.90%	5,000
Putable advance, maturing January 2028, first option date January 2024	—	—	3.44%	5,000
Putable advance, maturing February 2028, first option date February 2024	—	—	3.63%	5,000
Putable advance, maturing March 2028, first option date March 2024	—	—	3.47%	5,000
Putable advance, maturing May 2026, first option date May 2024	—	—	3.92%	2,500
Putable advance, maturing May 2028, first option date May 2024	—	—	3.51%	2,500
Putable advance, maturing January 2029, first option date July 2024	3.32%	5,000	—	—
Putable advance, maturing January 2029, first option date July 2024	3.67%	5,000	—	—
Putable advance, maturing March 2029, first option date September 2024	3.79%	2,500	—	—
Putable advance, maturing March 2029, first option date September 2024	3.52%	5,000	—	—
Putable advance, maturing January 2029, first option date January 2025	3.70%	5,000	—	—
Putable advance, maturing February 2029, first option date February 2025	3.78%	5,000	—	—
Putable advance, maturing February 2029, first option date February 2026	3.85%	5,000	—	—
Putable advance, maturing March 2030, first put option date March 2025	0.89%	10,000	0.89%	10,000
Putable advance, maturing March 2032, first put option date March 2027	1.74%	10,000	1.74%	10,000
Advance structured note, payments due monthly, maturing April 2030	1.05%	5,960	1.05%	6,454
Advance structured note, payments due monthly, maturing May 2030	1.19%	6,060	1.19%	6,553
SOFR Floater advance, maturing October 2024	5.63%	5,000	5.68%	5,000
Total		$74,520		$71,007

The scheduled maturities and required principal payments of Federal Home Loan Bank advances are presented below:

	June 30, 2024
	Weighted Average Rate	Amount
	(dollars in thousands)
2024	4.88%	$5,992
2025	1.12%	2,002
2026	1.12%	2,024
2027	2.38%	7,047
2028	1.12%	2,070
Thereafter	2.68%	55,385
Total	2.70%	$74,520

Actual maturities may differ from scheduled maturities due to call options on various FHLB advances.

The Company maintains a master contract agreement with the FHLB, which provides for borrowing up to the lesser of 22.22 times the value of the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the Secured Overnight Financing Rate ("SOFR"), federal funds or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company has pledged qualifying real estate and commercial and industrial loans with collateral values of approximately $170.9 million at June 30, 2024 and $173.0 million at December 31, 2023. FHLB advances were also secured by approximately $4.6 million and $4.2 million of FHLB stock held by the Company as of June 30, 2024 and December 31, 2023, respectively. The Company’s available and unused portion of this borrowing agreement totaled $95.2 million and $100.9 million as of June 30, 2024 and December 31, 2023, respectively. Additional borrowing would require additional stock purchase.

Additionally, at June 30, 2024 we had a $12.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at June 30, 2024. The Company also had an $10.0 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $12.2 million at June 30, 2024. The Company had not drawn on the Federal Reserve line as of June 30, 2024.

NOTE 8 – INCOME TAXES

Income tax benefit was $159,000 and $273,000 for the three months ended June 30, 2024 and 2023, respectively and $259,000 and $424,000 for the six months ended June 30, 2024 and 2023, respectively.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of June 30, 2024, and December 31, 2023, the deferred tax valuation allowance was $3.6 million and $3.1 million, respectively, reducing our net deferred tax assets to $7.2 million and $6.9 million at each respective date.

The board and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No legal proceedings existed at June 30, 2024, that would have a material adverse effect on the Company’s consolidated financial statements.

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

ASU 2016-13 requires that we establish an allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments, that meet certain requirements. The allowance for credit losses for off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, also taking into consideration management’s assumption of the likelihood that funding will occur. The allowance for credit losses for off-balance sheet credit exposures is included in other liabilities on the Company’s Consolidated Balance Sheets. Additional provisions for expected losses occur through a charge to the provision for credit losses. At June 30, 2024, the allowance for credit losses for unfunded commitments was $1.0 million and there was $56.7 million in outstanding commitments to extend credit that were expected to fund.

The contractual amounts of credit-related financial instruments are summarized below:

	June 30, 2024
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$10,674	$101,736	$112,410
Standby letters of credit	—	159	159
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,275	—	1,275
Commitments to sell loans	6,178	—	6,178
Overdraft protection program commitments	3,702	—	3,702

	December 31, 2023
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$1,136	$86,201	$87,337
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,095	—	1,095
Commitments to sell loans	635	—	635
Overdraft protection program commitments	3,758	—	3,758

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

The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $4.2 million in outstanding commitments to deliver loans through the Program as of June 30, 2024. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of June 30, 2024, and December 31, 2023, the Company had no liability outstanding related to the Program.

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

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheets. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $36,000 and $30,000 in compensation expense for the three months ended June 30, 2024 and June 30, 2023, respectively, and $73,000 and $77,000 for the six months ended June 30, 2024 and 2023, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Shares committed to be released	9,811	19,730
Total allocated shares	71,449	51,719
Total unallocated shares	424,251	434,062
Total ESOP shares	505,511	505,511
Fair value of unallocated shares (based on $8.18 and $6.99 share price as of June 30, 2024 and December 31, 2023, respectively)	$3,470	$3,034

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Beginning balance	$995	$1,015
Adjustments due to changes in directors, executive officers, and/or principal stockholders	—	(167)
New loans	—	218
Repayments	(121)	(71)
Ending balance	$874	$995

Deposits from directors, executive officers, and their affiliates totaled $681,000 and $729,000 at June 30, 2024 and December 31, 2023, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to these firms for services were immaterial for the three and six months ended June 30, 2024 and 2023, respectively.

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

		Recurring Fair Value Measurements Using
	June 30, 2024	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$4,133	$4,133	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	14,032	—	14,032	—
Government-sponsored mortgage-backed securities	86,309	—	86,309	—
Asset-backed securities	3,015	—	3,015	—
Total	$107,489	$4,133	$103,356	$—

		Recurring Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$3,625	$3,625	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	14,231	—	14,231	—
Government-sponsored mortgage-backed securities	91,019	—	91,019	—
Asset-backed securities	3,572	—	3,572	—
Certificates of deposit	737	—	737	—
Total	$113,184	$3,625	$109,559	$—

NOTE 12 – FAIR VALUE (continued)

There were no collateral dependent loans for which a specific valuation allowance was established as of June 30, 2024 or December 31, 2023.

There was no impairment on mortgage servicing rights as of June 30, 2024 or December 31, 2023.

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

The carrying value and estimated fair value of financial instruments are presented below:

	June 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$16,819	$16,819	$—	$—
Available-for-sale securities	103,356	—	103,356	—
Marketable equity securities	4,133	4,133	—	—
Loans held for sale	1,586	—	1,586	—
Loans, net	398,803	—	—	375,357
Rate lock commitments	34	—	—	34
Accrued interest receivable	1,564	1,564	—	—
Federal Home Loan Bank Stock	4,564	—	—	4,564
Cash value of life insurance	14,249	—	—	14,249
Financial liabilities:
Deposits	398,851	230,546	—	167,465
Advance payments by borrowers for taxes and insurance	7,110	7,110	—	—
Federal Home Loan Bank advances	74,520	—	—	70,694
Accrued interest payable	1,394	1,394	—	—

NOTE 12 – FAIR VALUE (continued)

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$13,250	$13,250	$—	$—
Available-for-sale securities	109,559	—	109,559	—
Marketable equity securities	3,625	3,625	—	—
Loans held for sale	704	—	704	—
Loans, net	394,834	—	—	368,133
Rate lock commitments	4	—	—	4
Accrued interest receivable	1,554	1,554	—	—
Federal Home Loan Bank Stock	4,164	—	—	4,164
Cash value of life insurance	14,027	—	—	14,027
Financial liabilities:
Deposits	403,683	242,535	—	160,303
Advance payments by borrowers for taxes and insurance	1,233	1,233	—	—
Federal Home Loan Bank advances	71,007	—	—	68,462
Accrued interest payable	1,106	1,106	—	—

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management's opinion that the Bank met all applicable capital adequacy requirements as of June 30, 2024 and December 31, 2023.

As of June 30, 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since June 30, 2024 that management believes have changed the capital category of the Bank.

The Bank’s actual and required capital amounts and ratios are presented below:

	June 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$62,979	11.2%	$22,591	4.0%	$28,239	5.0%

Risk-based:
Common Equity Tier 1	62,979	14.7%	19,332	4.5%	27,924	6.5%
Tier 1	62,979	14.7%	25,776	6.0%	34,368	8.0%
Total	67,852	15.8%	34,368	8.0%	42,960	10.0%

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$63,101	11.2%	$22,574	4.0%	$28,217	5.0%

Risk-based:
Common Equity Tier 1	63,101	15.1%	18,751	4.5%	27,085	6.5%
Tier 1	63,101	15.1%	25,002	6.0%	33,336	8.0%
Total	67,710	16.2%	33,336	8.0%	41,670	10.0%

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

On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the FRB permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time. The Company began purchasing shares on June 15, 2023 and as of June 30, 2024, the Company had repurchased 207,433 shares for a total purchase price of $1.5 million.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations. For the three and six months ended June 30, 2024, 52,348 and 54,523 shares, respectively, were excluded, based on average share price, from the computation of diluted earnings per share because the effect would be antidilutive. For the three and six months ended June 30, 2023, 130,155 and 11,314 shares, respectively, were excluded, based on average share price, from the computation of diluted earnings per share because the effect would be antidilutive.

Earnings (loss) per common share for the three and six months ended June 30, 2024 and 2023 are presented in the following tables.

	Three months ended June 30,
	2024	2023
	(In thousands, except per share amounts)

Net loss	$(516)	$(508)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	5,874,184	5,991,777
Less: Weighted average unallocated ESOP shares	426,677	446,442

Weighted average shares outstanding for basic EPS	5,447,507	5,545,335
Additional dilutive shares(1)	—	—

Weighted average shares outstanding for dilutive EPS	5,447,507	5,545,335

Basic loss per share	$(0.09)	$(0.09)
Diluted loss per share(1)	$(0.09)	$(0.09)

	Six months ended June 30,
	2024	2023
	(In thousands, except per share amounts)

Net loss	$(822)	$(869)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	5,878,777	5,997,436
Less: Weighted average unallocated ESOP shares	429,129	448,874

Weighted average shares outstanding for basic EPS	5,449,648	5,548,562
Additional dilutive shares (1)	—	—

Weighted average shares outstanding for dilutive EPS	5,449,648	5,548,562

Basic loss per share	$(0.15)	$(0.16)
Diluted loss per share (1)	$(0.15)	$(0.16)

(1) For the three and six months ended June 30, 2024 and June 30, 2023, the effect of stock options was anti-dilutive due to the net loss and therefore no dilutive shares are included in the weighted average shares outstanding or diluted loss calculations.

NOTE 15 – STOCK BASED COMPENSATION

Stock-Based Compensation Plans

On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 (313,894 stock options adjusted for the conversion) stock options and 95,387 (125,557 shares adjusted for the conversion) restricted shares were approved for award. As of June 30, 2024, no shares of common stock remained available for grant as stock options, restricted stock or restricted stock units under the 2020 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

On August 26, 2022, the Company’s shareholders approved the 1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”). A total of 354,200 stock options and 141,680 restricted shares were approved for award. As of June 30, 2024, 51,955 shares of common stock remain available for grant as stock options and 23,382 shares remain available for grant as restricted stock or stock units under the 2022 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average lifetime period prior to issuance date. The following assumptions were used in estimating the fair value of options granted during the six months ended June 30, 2024 and June 30, 2023, respectively:

	For the Six Months Ended
	June 30, 2024	June 30, 2023

Dividend yield	N/A(1)	0.00%
Risk-free interest rate	N/A(1)	3.59%
Expected volatility	N/A(1)	24.64%
Weighted average expected life (years)	N/A(1)	6.5
Weighted average per share value of options	N/A(1)	$3.37

(1) There were no stock options granted during the six months ended June 30, 2024.

NOTE 15 – STOCK BASED COMPENSATION (continued)

A summary of the Company’s stock option activity for the six months ended June 30, 2024 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2023	600,110	$8.30	7.49	$238,951
Granted	—	—	N/A	N/A
Exercised	—	—	N/A	N/A
Forfeited	6,000	10.05	N/A	N/A
Vested shares expired	10,917	6.55	N/A	N/A
Outstanding June 30, 2024	583,193	$8.32	7.09	512,573
Options exercisable at June 30, 2024	272,931	$7.13	6.20	413,069

The following table summarizes information about the Company’s nonvested stock option activity for the six months ended June 30, 2024:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	370,292	$2.94
Granted	—	—
Vested(1)	(54,030)	1.72
Forfeited	(6,000)	3.56
Nonvested at June 30, 2024	310,262	$3.14

(1)
Includes 2,105 shares vested under a nonqualified stock option inducement award to the Company’s President and Chief Executive Officer.

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $75,000 and $65,000 in stock option expense during the three months ended June 30, 2024 and 2023, respectively and $149,000 in stock option expense during the six months ended June 30, 2024 and 2023.

At June 30, 2024, the Company had $806,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 3.08 years.

The following table summarizes information about the Company’s restricted stock activity for the six months ended June 30, 2024:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	144,297	$8.95
Granted	—	—
Vested(1)(2)	(21,055)	6.51
Forfeited	(2,000)	10.05
Nonvested at June 30, 2024	121,242	$9.36

(1)
Includes 262 shares vested under a restricted stock inducement award to the Company’s President and Chief Executive Officer.
(2)
Includes 3,420 shares surrendered by employees to cover payroll tax costs related to the vested shares.

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $93,000 and $84,000 in restricted stock expense during the three months ended June 30, 2024 and 2023, respectively and recognized $185,000 and $188,000 in restricted stock expense during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, the Company had $937,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 3.0 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2024 and for the three and six months ended June 30, 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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
•
inflation and/or changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
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

A summary of the accounting policies used by management is disclosed in Note 1, “Summary of Significant Accounting Policies” in the Company's most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024.

During 2024, we did not substantively change any material aspect of our overall methodologies and processes used in developing the remaining critical accounting estimates from those described in the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets. Total assets increased $3.9 million, or 0.7%, to $561.5 million at June 30, 2024 from $557.6 million at December 31, 2023. This increase was primarily due to a $3.6 million net increase in cash and cash equivalents, a $4.1 million increase in loans and an $882,000 increase in loans held for sale, partially offset by a $6.2 million decrease in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.6 million, or 27.3%, to $16.8 million at June 30, 2024 from $13.2 million at December 31, 2023. This increase was primarily due to a $3.5 million net increase in FHLB advances, a $5.9 million increase in advance payments by borrowers for taxes and insurance and $7.6 million from maturities, prepayments and calls of available-for-sale securities, partially offset by a $4.8 million decrease in deposits, a $4.1 million increase in loans and the purchase of $2.0 million in available-for-sale securities.

Available-for-Sale Securities. Available-for-sale securities decreased $6.2 million, or 5.7%, to $103.4 million at June 30, 2024, from $109.6 million at December 31, 2023. This decrease was primarily due to maturities, payments and calls of securities totaling $7.6 million and a $513,000 increase in the net unrealized loss on available-for-sale securities, partially offset by the purchase of $2.0 million of available-for-sale securities. The net unrealized loss on available-for-sale securities held in the portfolio was $10.1 million at June 30, 2024.

Loans Held for Sale. Loans held for sale increased $882,000, to $1.6 million at June 30, 2024, as a result of an increase in the volume of loans originated and sold during the quarter. Mortgage loan originations and sales were $9.5 million and $8.8 million, respectively, during the first six months of 2024 compared to $4.0 million and $4.2 million, respectively, for the same period in 2023.

Loans. Loans held for investment, net of deferred costs, increased $4.1 million, or 1.0%, to $402.7 million at June 30, 2024, from $398.6 million at December 31, 2023. This increase was primarily the result of a $5.8 million increase in commercial real estate loans, partially offset by a $1.8 million decrease commercial loans.

Allowance for Credit Losses. The allowance for credit losses for loans was $3.9 million, or 0.96%, of loans, net of deferred costs, at June 30, 2024 compared to an allowance for credit losses for loans of $3.7 million, or 0.94% of loans, net of deferred costs, at December 31, 2023. During the first six months of 2024, we recorded a $23,000 provision for credit losses and $114,000 in net recoveries. The allowance for credit losses for unfunded loan commitments was $1.0 million at June 30, 2024, compared to $875,000 at December 31, 2023. The increase in the allowance for credit losses for unfunded loan commitments was the result of a $127,000 provision for credit losses. The additional provision was due to a $9.4 million increase in unfunded loan commitments which are expected to fund, from $47.3 million at December 31, 2023 to $56.7 million at June 30, 2024. Nonaccrual loans represented 0.20% of total loans at June 30, 2024 and 0.28% at December 31, 2023. Net recoveries for the six months ended June 30, 2024 were $114,000 compared to net recoveries of $11,000 for the six months ended June 30, 2023.

Other Assets. Other assets increased $661,000, or 7.3%, to $9.6 million at June 30, 2024, from $9.0 million at December 31, 2023. This increase was primarily due to a $275,000 increase in prepaid insurance premiums and a $367,000 increase in net deferred tax assets.

FHLB Stock. FHLB stock increased $400,000, or 9.5%, from $4.2 million at December 31, 2023 to $4.6 million at June 30, 2024. This increase was primarily due to the requirement by the FHLB to hold additional stock as a result of the increased level of advances.

Deposits. Deposits decreased $4.8 million, or 1.2%, to $398.9 million at June 30, 2024, from $403.7 million at December 31, 2023. During this period, noninterest bearing checking accounts decreased $5.4 million, or 6.9%, interest bearing checking accounts decreased $917,000, or 3.2%, money market accounts decreased $835,000, or 0.9%, and savings accounts decreased $4.9 million, or 10.4%. These decreases were partially offset by a $7.2 million, or 4.4%, increase in certificates of deposit. As market rates have increased and remain elevated, there has been a continuing shift in our deposit mix from noninterest bearing checking accounts, negotiable order of withdrawal ("NOW") accounts, savings accounts and money market accounts to higher rate certificates of deposits. The Company continues to build upon its banking relationships with its core customers, including deposits, and in attracting new relationships.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $5.9 million to $7.1 million at June 30, 2024 from $1.2 million at December 31, 2023. The increase was due to normal seasonal activity.

FHLB Advances. FHLB advances increased $3.5 million, or 4.9%, to $74.5 million at June 30, 2024, from $71.0 million at December 31, 2023. The level of FHLB advances was increased to fund cash outflows related to loans and deposits.

Total Stockholders’ Equity. Total stockholders’ equity decreased $1.7 million to $71.1 million at June 30, 2024, from $72.8 million at December 31, 2023. The decrease was primarily due to a net loss of $822,000, other comprehensive loss of $405,000, as a result of an increase in the net unrealized loss on available-for-sale securities and the Company's purchase of $855,000 of its common stock under its stock repurchase plan.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances but are reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or interest expense.

	Three Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$399,024	$4,934	4.97%	$378,797	$4,238	4.49%
Securities available-for-sale	104,998	1,007	3.86%	110,718	588	2.13%
Other interest-earning assets	17,161	262	6.14%	12,427	191	6.18%
Total interest-earning assets	521,183	6,203	4.79%	501,942	5,017	4.01%
Non-interest-earning assets	35,325			36,636
Total assets	$556,508			$538,578
Interest-earning liabilities:
NOW accounts	$28,712	$94	1.31%	$31,370	$59	0.76%
Money market accounts	85,583	502	2.36%	102,230	530	2.08%
Savings accounts	42,144	5	0.05%	53,323	7	0.05%
Certificates of deposit	167,124	1,905	4.58%	96,829	700	2.90%
Total interest-bearing deposits	323,563	2,506	3.12%	283,752	1,296	1.83%
Federal Home Loan Bank advances	77,646	536	2.77%	90,974	654	2.88%
Other interest-bearing liabilities	6,258	2	0.11%	6,872	1	0.08%
Total interest-bearing liabilities	407,467	3,044	3.00%	381,598	1,951	2.05%
Non-interest-bearing deposits	70,590			77,138
Other non-interest-bearing liabilities	9,424			7,550
Total liabilities	487,481			466,286
Total stockholders’ equity	69,027			72,292
Total liabilities and stockholders’ equity	$556,508			$538,578
Net interest income		$3,159			$3,066
Net interest-earning assets	$113,716			$120,344
Interest rate spread(2)			1.79%			1.96%
Net interest margin(3)			2.44%			2.45%
Average interest-earning assets to average interest-bearing liabilities	127.91%			131.54%

(1)
Includes net loan expenses of $2,000 and $35,000 for the three months ended June 30, 2024 and 2023, respectively.
(2)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

	Six Months Ended June 30,
	2024			2023
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$399,221	$9,734	4.90%	$371,562	$8,064	4.38%
Securities available-for-sale	106,341	2,047	3.87%	112,291	1,191	2.14%
Other interest-earning assets	15,104	456	6.07%	16,022	476	5.99%
Total interest-earning assets	520,666	12,237	4.73%	499,875	9,731	3.93%
Non-interest-earning assets	35,129			36,801
Total assets	$555,795			$536,676
Interest-earning liabilities:
NOW accounts	$28,862	$181	1.26%	$31,399	$111	0.72%
Money market accounts	84,805	981	2.33%	108,779	1,072	1.99%
Savings accounts	43,756	11	0.05%	56,064	14	0.05%
Certificates of deposit	165,860	3,724	4.52%	89,854	1,081	2.43%
Total interest-bearing deposits	323,283	4,897	3.05%	286,096	2,278	1.61%
Federal Home Loan Bank advances	79,024	1,114	2.84%	85,385	1,148	2.71%
Other interest-bearing liabilities	4,816	3	0.12%	5,024	3	0.11%
Total interest-bearing liabilities	407,123	6,014	2.97%	376,505	3,429	1.84%
Non-interest-bearing deposits	70,195			79,836
Other non-interest-bearing liabilities	8,990			7,019
Total liabilities	486,308			463,360
Total stockholders’ equity	69,487			73,316
Total liabilities and stockholders’ equity	$555,795			$536,676
Net interest income		$6,223			$6,302
Net interest-earning assets	$113,543			$123,370
Interest rate spread(2)			1.76%			2.09%
Net interest margin(3)			2.40%			2.54%
Average interest-earning assets to average interest-bearing liabilities	127.89%			132.77%

(1)
Includes net loan expenses of $20,000 and $54,000 for the six months ended June 30, 2024 and 2023, respectively.
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

	Three Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$234	$462	$696
Securities	(28)	447	419
Other	73	(2)	71
Total interest-earning assets	279	907	1,186
Interest-bearing liabilities:
NOW	4	(39)	(35)
Money market deposits	147	(119)	28
Savings	1	1	2
Certificates of deposit	(672)	(533)	(1,205)
Total interest-bearing deposits	(520)	(690)	(1,210)
Borrowings	92	26	118
Other	—	(1)	(1)
Total interest-bearing liabilities	(428)	(665)	(1,093)
Change in net interest income	$(149)	$242	$93

	Six Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$628	$1,042	$1,670
Securities	(60)	916	856
Other	(28)	8	(20)
Total interest-earning assets	540	1,966	2,506
Interest-bearing liabilities:
NOW	8	(78)	(70)
Money market deposits	430	(339)	91
Savings	3	—	3
Certificates of deposit	(1,305)	(1,338)	(2,643)
Total interest-bearing deposits	(864)	(1,755)	(2,619)
Borrowings	98	(64)	34
Other	—	—	—
Total interest-bearing liabilities	(766)	(1,819)	(2,585)
Change in net interest income	$(226)	$147	$(79)

Comparison of Operating Results for the three months ended June 30, 2024 and 2023

Net Loss. We recorded a net loss of $516,000 for the three months ended June 30, 2024, compared to a net loss of $508,000 for the three months ended June 30, 2023. The increase in net loss was primarily due to a $104,000 decrease in noninterest income and a $114,000 reduction in income tax benefits, partially offset by a $117,000 decrease in noninterest expenses and a $93,000 increase in net interest income.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 24.0%, to $6.2 million for the three months ended June 30, 2024 from $5.0 million for the three months ended June 30, 2023. The increase was due primarily to a $696,000 increase in interest and fees on loans and a $419,000 increase in interest income on securities. The increase in interest and fees earned on loans was primarily due to a $20.2 million increase in the average amount of loans outstanding, from $378.8 million in the second quarter of 2023 to $399.0 million in the second quarter of 2024, and a 48 basis point increase in the yield earned on loans, from 4.49% for the second quarter of 2023 to 4.97% in the second quarter of 2024. The increase in the yield earned on loans during the second quarter of 2024 was primarily due to higher yields on new loans and existing loans that have repriced at higher rates since the second quarter of 2023, as a result of higher market interest rates. The increase in loans outstanding is consistent with the Company's strategy to grow the loan portfolio. The increase in interest on securities was primarily due to a 173 basis point increase in the yield earned on securities, from 2.13% for the second quarter of 2023 to 3.86% in the second quarter of 2024, partially offset by a $5.7 million decrease in the average amount of securities outstanding. The increase in yield and interest income was primarily due to the balance sheet repositioning strategies that the Company implemented during 2023.

Interest Expense. Interest expense increased $1.1 million, or 57.9%, to $3.0 million for the three months ended June 30, 2024, from $1.9 million for the three months ended June 30, 2023. This increase was primarily due to a $1.2 million increase in interest expense on deposits, partially offset by a $118,000 decrease in interest expense on FHLB advances. The increase in interest expense on deposits was primarily due to a 129 basis point increase in the average rate paid on deposits and a $39.8 million increase in average interest-bearing deposits outstanding from the second quarter of 2023 to the second quarter of 2024. The increase in interest expense on deposits was primarily due to the increase in market rates of interest and a shift in our deposit mix. As market rates increased, many of our deposit customers transferred funds from noninterest bearing checking accounts and lower rate deposit accounts into higher rate certificates of deposit. The average balance of noninterest bearing checking accounts decreased $6.5 million, or 8.5%, NOW accounts decreased $2.7 million, or 8.5%, savings accounts decreased $11.2 million, or 21.0%, and money market accounts decreased $16.6 million, or 16.3%, respectively, from the second quarter of 2023 to the second quarter of 2024. During the same period, the average balance of certificates of deposits increased $70.3 million, or 72.6%. Interest expense on certificates of deposit increased $1.2 million from the second quarter of 2023 to the second quarter of 2024 as a result of the increase in average balance and a 168 basis point increase in the average rate paid on these accounts.

Net Interest Income. Net interest income increased $93,000, or 3.0%, to $3.2 million for the three months ended June 30, 2024, from $3.1 million for the three months ended June 30, 2023. This increase was primarily due to a $1.2 million increase in interest income partially offset by a $1.1 million increase in interest and dividend income. Our net interest rate spread decreased 17 basis points to 1.79% for the three months ended June 30, 2024, from 1.96% for the three months ended June 30, 2023. Our net interest margin decreased one basis point to 2.44%, from 2.45% over the same period.

Provision for Credit Losses. The provision for credit losses was $75,000 for each of the three months ended June 30, 2024 and the three months ended June 30, 2023. The provision in each period was primarily due to an increase in loans outstanding and unfunded loan commitments in each of the respective periods.

Noninterest Income. Noninterest income decreased $104,000, from $920,000 for the three months ended June 30, 2023 to $816,000 for the three months ended June 30, 2024. The decrease was primarily due to a $121,000 decrease in other noninterest income and an $84,000 decrease in the unrealized gain on marketable equity securities, partially offset by a $110,000 increase in net gain on sale of loans. The decrease in other noninterest income was primarily due to a $157,000 gain from the collection of benefits from a bank owned life insurance policy received in the second quarter of 2023. The decrease in unrealized gains on marketable equity securities was due to a decrease in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market value of equity securities in noninterest expense. The increase in net gain on sale of loans is primarily due to an increase in the origination and sale of mortgage loans, which increased to $7.3 million and $6.7 million, respectively, during the second quarter of 2024, compared to $1.7 million and $1.8 million, respectively, during the second quarter of 2023.

Noninterest Expense. Noninterest expense decreased $117,000, or 2.5%, to $4.6 million for the three months ended June 30, 2024 from $4.7 million for the three months ended June 30, 2023. This decrease was primarily due to a $285,000 decrease in salaries and benefits expense and an $84,000 decrease in unrealized gains on marketable equity securities, partially offset by a $332,000 increase other noninterest expense. The decrease in salaries and benefits expense was primarily the result of cost savings initiatives implemented by the Company, including the review of all open positions prior to rehiring and a reduction-in-force ("RIF") implemented in April 2023. These actions have resulted in a reduction in the number of full-time equivalent employees from 106 at September 30, 2022, to 88 at June 30, 2024. The decrease in unrealized gains on marketable equity securities was due to a decrease in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market value of equity securities in noninterest income. The increase in other noninterest expense was primarily due to $358,000 in professional fees related to the renegotiation and renewal of our core data processing contract. The renegotiation of this contract is expected to result in a $1.5 million reduction in data processing expenses over the term of the contract.

Income Tax Expense. We recorded an income tax benefit of $159,000 for the three months ended June 30, 2024, compared to $273,000 for the three months ended June 30, 2023. The decrease in income tax benefit was primarily due to the decreased loss before taxes during the three months ended June 30, 2024 as compared to the loss before taxes for the three months ended June 30, 2023. Also contributing to this decrease was the impact of the change in Wisconsin tax law in July 2023. As a result of this change in tax law, we did not record any income tax benefit for Wisconsin state taxes for the three months ended June 30, 2024.

Comparison of Operating Results for the six months ended June 30, 2024 and 2023

Net Loss. We recorded a net loss of $822,000 for the six months ended June 30, 2024, compared to a net loss of $869,000 for the six months ended June 30, 2023. The decrease in net loss was primarily due to a $259,000 decrease in noninterest expenses and a $32,000 increase in noninterest income, partially offset by a $79,000 decrease in net interest income after provision for credit losses and a $165,000 decrease in income tax benefit.

Interest and Dividend Income. Interest and dividend income increased $2.5 million, or 25.8%, to $12.2 million for the six months ended June 30, 2024, from $9.7 million for the six months ended June 30, 2023. The increase was due primarily to a $1.7 million increase in interest and fees on loans and an $856,000 increase in interest income on securities. The increase in interest and fees earned on loans was primarily due to a $27.6 million increase in the average amount of loans outstanding, from $371.6 million in the first six months of 2023 to $399.2 million in the first six months of 2024, and a 52 basis point increase in the yield earned on loans, from 4.38% for the first six months of 2023 to 4.90% in the first six months of 2024. The increase in the yield earned on loans during the first six months of 2024 was primarily due to higher yields on new loans and existing loans that have repriced at higher rates since the first six months of 2023, as a result of higher market interest rates. The increase in loans is consistent with the Company's strategy to grow the loan portfolio. The increase in interest on securities was primarily due to a 173 basis point increase in the yield earned on securities, from 2.14% for the first six months of 2023 to 3.87% in the first six months of 2024. The increase in yield was primarily due to the balance sheet repositioning strategies that the Company implemented during 2023.

Interest Expense. Interest expense increased $2.6 million, or 76.5%, to $6.0 million for the six months ended June 30, 2024, from $3.4 million for the six months ended June 30, 2023. This increase was due to a $2.6 million increase in interest expense on deposits. The increase in interest expense on deposits was primarily due to a 144 basis point increase in the average rate paid on deposits and a $37.2 million increase in average interest-bearing deposits outstanding from the first six months of 2023 to the first six months of 2024. The increase in interest expense on deposits was primarily due to the increase in market rates of interest and a shift in our deposit mix. As market rates increased, many of our deposit customers transferred funds from noninterest bearing checking accounts and lower rate deposit accounts into higher rate certificates of deposit. The average balance of noninterest bearing checking accounts decreased $9.6 million, or 12.1%, NOW accounts decreased $2.5 million, or 8.1%, savings accounts decreased $12.3 million, or 22.0%, and money market accounts decreased $24.0 million, or 22.0%, respectively, from the first six months of 2023 to the first six months of 2024. During the same period, the average balance of certificates of deposits increased $76.0 million, or 84.6%. Interest expense on certificates of deposit increased $2.6 million from the first six months of 2023 to the first six months of 2024 as a result of the increase in average balance and also a 209 basis point increase in the average rate paid on these accounts.

Net Interest Income. Net interest income decreased $79,000, or 1.3%, to $6.2 million for the six months ended June 30, 2024, from $6.3 million for the six months ended June 30, 2023. This decrease was primarily due to a $2.6 million increase in interest expense, partially offset by a $2.5 million increase in interest and dividend income. Our net interest rate spread decreased 33 basis points to 1.76% for the six months ended June 30, 2024, from 2.09% for the six months ended June 30, 2023. Our net interest margin decreased 14 basis points to 2.40%, from 2.54% over the same period.

Provision for Credit Losses. The provision for credit losses was $150,000 for the six months ended June 30, 2024 and the six months ended June 30, 2023, respectively. The provision was primarily due to an increase in loans outstanding and unfunded loan commitments.

Noninterest Income. Noninterest income increased $32,000, to $1.7 million for the six months ended June 30, 2024. The increase was primarily due to a $139,000 increase in net gain on sale of loans, partially offset by a $119,000 decrease in other noninterest income. The increase in net gain on sale of loans is primarily due to an increase in the origination and sale of mortgage loans, which increased to $9.5 million and $8.8 million, respectively during the first six months of 2024, compared to $4.0 million and $4.2 million, respectively, during the first six months of 2023. The decrease in other noninterest income was primarily due to a $157,000 gain from the collection of benefits from a bank owned life insurance policy received in the second quarter of 2023.

Noninterest Expense. Noninterest expense decreased $259,000, or 2.8%, to $8.9 million for the six months ended June 30, 2024 from $9.1 million for the six months ended June 30, 2023. This decrease was primarily due to a $614,000 decrease in salaries and benefits expense, partially offset by a $433,000 increase in other noninterest expenses. The decrease in salaries and benefits expense was primarily the result of cost savings initiatives implemented by the Company, including the review of all open positions prior to rehiring and a reduction-in-force ("RIF") implemented in April 2023. These actions have resulted in a reduction in the number of full-time equivalent employees from 106 at September 30, 2022, to 88 at June 30, 2024. The increase in other noninterest expense was primarily due to $358,000 in professional fees related to the renegotiation and renewal of our core data processing contract. The renegotiation of this contract is expected to result in a $1.5 million reduction in data processing expenses over the term of the contract.

Income Tax Expense. We recorded an income tax benefit of $259,000 for the six months ended June 30, 2024, compared to a tax benefit of $424,000 for the six months ended June 30, 2023. The decrease in income tax benefit was primarily due to the decreased loss before taxes during the six months ended June 30, 2024 as compared to the loss before taxes for the six months ended June 30, 2023. Also contributing to this decrease was the impact of the change in Wisconsin tax law in July 2023. As a result of this change in tax law, we did not record any income tax benefit for Wisconsin state taxes for the six months ended June 30, 2024.

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

The table below sets forth, as of June 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$13,064	(2.13)%
+300	13,304	(0.34)%
+200	13,529	1.36%
+100	13,418	0.52%
Level	13,348	—%
-100	13,743	2.96%
-200	13,623	2.05%
-300	13,782	3.25%
-400	13,978	4.71%

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

The table below sets forth, as of June 30, 2024, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+400	$64,691	$(6,534)	(9.17)%
+300	66,627	(4,598)	(6.46)%
+200	68,707	(2,518)	(3.54)%
+100	69,869	(1,356)	(1.90)%
Level	71,225	—	—
-100	73,777	2,552	3.58%
-200	73,832	2,607	3.66%
-300	72,259	1,034	1.45%
-400	67,976	(3,249)	(4.56)%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at June 30, 2024, in the event of a 100-basis point increase in interest rates, we would have experienced a 1.90% decrease in our EVE and in the event of a 100-basis point decrease in interest rates, we would have experienced a 3.58% increase in our EVE. In the event of a 200-basis point increase in interest rates at June 30, 2024, we would have experienced a 3.54% decrease in our EVE and in the event of a 200-basis point decrease in interest rates, we would have experienced a 3.66% increase in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, FHLB advances, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. At June 30, 2024, we had $74.5 million outstanding in FHLB advances. At June 30, 2024, we had $95.2 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago, based on the level of qualifying real estate loans currently pledged to the FHLB. Additionally, at June 30, 2024, we had a $12.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at June 30, 2024. The Company also had an $10.0 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $12.2 million at June 30, 2024. The Company had not drawn on the Federal Reserve line as of June 30, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.2 million for the six months ended June 30, 2024, as compared to $836,000 for the six months ended June 30, 2023. Net cash used in operating activities for the six months ended June 30, 2024 primarily consisted of the origination of $9.5 million in mortgage loans held for sale and a $822,000 net loss, partially offset by $8.8 million in proceeds from the sale of mortgage loans held for sale and a $862,000 increase in accrued interest payable and other liabilities. Net cash used in operating activities for the six months ended June 30, 2023 primarily consisted of the origination of $4.0 million in mortgage loans held for sale and an $869,000 net loss, partially offset by $4.2 million in proceeds from the sale of mortgage loans held for sale. Net cash provided by investing activities was $1.1 million for the six months ended June 30, 2024, as compared to $15.0 million used in investing activities for the six months ended June 30, 2023. Net cash provided by investing activities during the six months ended June 30, 2024 consisted primarily of $7.6 million from maturities, calls and payments on available-for-sale securities, partially offset by a $4.0 million increase in loans and $2.0 million in purchases of available-for-sale securities. Net cash used in investing activities during the six months ended June 30, 2023 consisted primarily of a $21.4 million net increase in loans and a $1.4 million increase in FHLB stock, partially offset by $7.2 million from maturities, calls and payments on available-for-sale securities and $720,000 in proceeds from cash value life insurance benefits. Net cash provided by financing activities was $3.7 million for the six months ended June 30, 2024, as compared to $10.3 million for the six months ended June 30, 2023. Net cash provided by financing activities for the first six months of 2024 primarily resulted from borrowings of $50.0 million of FHLB advances and a $5.9 million increase in advance payments by borrowers for taxes and insurance, partially offset by $46.5 million in principal payments on FHLB advances, a $4.8 million decrease in deposits and $855,000 in stock repurchases. Net cash provided by financing activities for the first six months of 2023 primarily resulted from $99.5 million of FHLB advances and a $7.1 million increase in advance payments by borrowers for taxes and insurance, partially offset by $79.5 million in principal payments on FHLB advances and a $16.5 million decrease in deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances, as well as brokered certificates of deposit as needed.

Capital

At June 30, 2024, PyraMax Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $63.0 million, or 11.2% of adjusted total assets, which is above the well-capitalized required level of $28.2 million, or 5.0%. The Bank had total risk-based capital of $67.9 million, or 15.8% of risk-weighted assets, which is above the well-capitalized required level of $43.0 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the three months ended June 30, 2024.

Period	Total Number of Shares (or Units) Purchases (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

April 1 to April 30, 2024	17,865	6.84	17,865	462,980
May 1 to May 31, 2024	14,988	7.28	14,988	447,992
June 1 to June 30, 2024	33,903	7.64	33,903	414,089

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

On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the FRB permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on June 15, 2023 and as of June 30, 2024, the Company had repurchased 207,433 shares for a total purchase price of $1.5 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three and six months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101.0

The following materials for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104.0	The cover page of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (contained in Exhibit 101.0) *

_____________

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: August 8, 2024	/s/ David R. Ball
David R. Ball
President and Chief Executive Officer

Date: August 8, 2024	/s/ Steven T. Klitzing
Steven T. Klitzing
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)