Form 10-Q
period 2024-09-30
1895 Bancorp of Wisconsin, Inc. /MD/
filed 2024-11-08
CIK 1847360

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Yes ☐ No ☒

5,958,261 shares of the Registrant’s common stock, par value $0.01 per share, were outstanding as of October 31, 2024.

1895 Bancorp of Wisconsin, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and due from banks	$23,113	$11,220
Fed funds sold	2,573	2,030
Cash and cash equivalents	25,686	13,250

Marketable equity securities, stated at fair value	4,343	3,625
Available-for-sale securities, stated at fair value (amortized cost $107,383 and $119,055)	100,315	109,559
Loans held for sale	536	704
Loans, net of deferred costs	401,616	398,568
Allowance for credit losses for loans	(3,966)	(3,734)
Total loans, net of deferred loan costs and allowance for credit losses	397,650	394,834
Premises and equipment, net	4,977	5,182
Mortgage servicing rights, net	1,652	1,720
Federal Home Loan Bank (FHLB) stock, at cost	4,564	4,164
Accrued interest receivable	1,446	1,554
Cash value of life insurance	14,364	14,027
Other assets	9,007	8,988
TOTAL ASSETS	$564,540	$557,607
Liabilities and Stockholders’ Equity
Deposits	$395,310	$403,683
Advance payments by borrowers for taxes and insurance	9,771	1,233
FHLB advances	75,792	71,007
Accrued interest payable	1,222	1,106
Other liabilities	9,271	7,817
TOTAL LIABILITIES	491,366	484,846
Preferred stock, $0.01 par value, 10,000,000 shares authorized at September 30, 2024 and December 31, 2023	—	—
Common stock (par value $0.01 per share) Authorized - 90,000,000 shares at September 30, 2024 and December 31, 2023; Issued – 5,994,977 at September 30, 2024 and 6,114,183 at December 31, 2023 (includes 115,574 and 144,297 unvested shares, respectively); Outstanding – 5,965,459 at September 30, 2024 and 6,084,665 at December 31, 2023 (includes 115,574 and 144,297 unvested shares, respectively)	60	61
Additional paid-in capital	49,304	49,778
Unallocated common stock of Employee Stock Ownership Plan (ESOP), 419,291 and 434,062 shares at September 30, 2024 and December 31, 2023, respectively	(3,980)	(4,120)
Less treasury stock at cost, 29,518 shares at September 30, 2024 and December 31, 2023	(295)	(295)
Retained earnings	32,911	33,892
Accumulated other comprehensive loss, net of income taxes	(4,826)	(6,555)
Total stockholders’ equity	73,174	72,761
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$564,540	$557,607

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts) – Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$4,800	$4,423	$14,535	$12,487
Securities, taxable	946	656	2,993	1,847
Other	273	292	729	767
Total interest and dividend income	6,019	5,371	18,257	15,101
Interest expense:
Interest-bearing deposits	2,521	1,832	7,418	4,111
Borrowed funds	491	586	1,605	1,733
Other interest-bearing funds	2	1	5	4
Total interest expense	3,014	2,419	9,028	5,848
Net interest income	3,005	2,952	9,229	9,253
Provision for credit losses	75	75	225	225
Net interest income after provision for credit losses	2,930	2,877	9,004	9,028
Noninterest income:
Service charges and other fees	238	235	678	699
Loan servicing, net	179	172	506	502
Net gain on sale of loans	118	73	325	141
Net (loss) on sale of securities	—	(1,925)	—	(1,925)
Increase in cash surrender value of insurance	115	107	337	324
Unrealized gain (loss) on marketable equity securities	248	(158)	726	287
Other	2	113	48	278
Total noninterest income	900	(1,383)	2,620	306
Noninterest expense:
Salaries and employee benefits	2,545	2,264	7,460	7,792
Unrealized gain (loss) on marketable equity securities	248	(158)	726	287
Advertising and promotions	9	54	25	124
Data processing	195	225	619	672
Occupancy and equipment	281	285	847	922
FDIC assessment	89	61	247	182
Other	920	979	3,238	2,864
Total noninterest expense	4,287	3,710	13,162	12,843
Loss before income taxes	(457)	(2,216)	(1,538)	(3,509)
Income tax expense (benefit)	(298)	1,425	(557)	1,001
Net loss	$(159)	$(3,641)	$(981)	$(4,510)
Loss per share:
Basic	$(0.03)	$(0.66)	$(0.18)	$(0.81)
Diluted(1)	$(0.03)	$(0.66)	$(0.18)	$(0.81)
Average common shares outstanding:
Basic	5,433,940	5,534,711	5,449,643	5,538,509
Diluted(1)	5,433,940	5,534,711	5,449,643	5,538,509

See accompanying notes to the unaudited consolidated financial statements.

(1) Diluted loss per share and average shares outstanding excludes all common shares if their effect is anti-dilutive.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands) - Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net loss	$(159)	$(3,641)	$(981)	$(4,510)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	2,941	(2,357)	2,428	(1,969)
Net realized losses on available-for-sale securities included in income	—	1,925	—	1,925
Other comprehensive income (loss) before tax effect	2,941	(432)	2,428	(44)
Tax effect of other comprehensive income (loss) items	(807)	116	(699)	12
Other comprehensive income (loss), net of tax	2,134	(316)	1,729	(32)
Comprehensive income (loss)	$1,975	$(3,957)	$748	$(4,542)

See accompanying notes to the unaudited consolidated financial statements.

1895 Bancorp of Wisconsin, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands) - Unaudited

	Common Stock	Additional Paid-In Capital	Unallocated Common Stock of ESOP	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance as of June 30, 2023	$62	$49,964	$(4,214)	$(295)	$39,816	$(11,207)	$74,126
Net loss	—	—	—	—	(3,641)	—	(3,641)
Other comprehensive (loss)	—	—	—	—	—	(316)	(316)
ESOP shares committed to be released (4,973 shares)	—	(16)	47	—	—	—	31
Repurchase and cancellation of shares-stock repurchase program (32,107 shares)	—	(238)	—	—	—	—	(238)
Stock options exercised (3,159 shares)	—	19	—	—	—	—	19
Stock compensation expense	—	178	—	—	—	—	178
Balance as of September 30, 2023	$62	$49,907	$(4,167)	$(295)	$36,175	$(11,523)	$70,159
Balance as of June 30, 2024	$60	$49,212	$(4,026)	$(295)	$33,070	$(6,960)	$71,061
Net loss	—	—	—	—	(159)	—	(159)
Other comprehensive income	—	—	—	—	—	2,134	2,134
ESOP shares committed to be released (4,959 shares)	—	(3)	46	—	—	—	43
Repurchase and cancellation of shares-stock repurchase program (17,536 shares)	—	(157)	—	—	—	—	(157)
Stock options exercised (13,821 shares)	—	82	—	—	—	—	82
Stock compensation expense	—	170	—	—	—	—	170
Balance as of September 30, 2024	$60	$49,304	$(3,980)	$(295)	$32,911	$(4,826)	$73,174
Balance as of January 1, 2023	$62	$49,931	$(4,307)	$(301)	$41,468	$(11,491)	$75,362
Net loss	—	—	—	—	(4,510)	—	(4,510)
Other comprehensive (loss)	—	—	—	—	—	(32)	(32)
Cumulative effect of change in accounting principle due to adoption of ASU 2016-13	—	—	—	—	(783)	—	(783)
ESOP shares committed to be released (14,755 shares)	—	(31)	140	—	—	—	109
Repurchase and cancellation of shares-stock repurchase program (59,410 shares)	—	(470)	—	—	—	—	(470)
Sale of common stock by Rabbi Trust	—	—	—	6	—	—	6
Retirement of common stock	—	(57)	—	—	—	—	(57)
Stock options exercised (3,159 shares)		19					19
Stock compensation expense	—	515	—	—	—	—	515
Balance as of September 30, 2023	$62	$49,907	$(4,167)	$(295)	$36,175	$(11,523)	$70,159

Balance as of January 1, 2024	$61	$49,778	$(4,120)	$(295)	$33,892	$(6,555)	$72,761
Net loss	—	—	—	—	(981)	—	(981)
Other comprehensive income	—	—	—	—	—	1,729	1,729
Stock options exercised (13,821 shares)	—	82	—	—	—	—	82
ESOP shares committed to be released (14,770 shares)	—	(24)	140	—	—	—	116
Repurchase and cancellation of shares-stock repurchase program (127,607 shares)	(1)	(1,011)	—	—	—	—	(1,012)
Retirement of common stock	—	(25)	—	—	—	—	(25)
Stock compensation expense	—	504	—	—	—	—	504
Balance as of September 30, 2024	$60	$49,304	$(3,980)	$(295)	$32,911	$(4,826)	$73,174

See accompanying notes to the unaudited consolidated financial statements.

1895 BANCORP OF WISCONSIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) - Unaudited

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(981)	$(4,510)
Adjustments to reconcile net loss to net cash from operating activities
Net amortization of investment securities	116	54
Depreciation	347	373
Gain on sale of other real estate owned	—	(110)
Provision for credit losses	225	225
Net gain on insurance proceeds from premises and equipment	(28)	—
Net change in fair value of marketable equity securities	(726)	(287)
Net loss on sale of available-for-sale securities	—	1,925
Stock compensation expense	504	515
Deferred income tax (benefit) expense	(557)	1,001
Originations of mortgage loans held for sale	(17,110)	(8,948)
Proceeds from sales of mortgage loans held for sale	17,603	8,804
Net gain on sale of mortgage loans held for sale	(325)	(141)
ESOP compensation	116	109
Net change in cash value of life insurance	(337)	(324)
Changes in operating assets and liabilities
Mortgage servicing rights	68	109
Accrued interest receivable and other assets	(39)	548
Accrued interest payable and other liabilities	1,466	333
Net cash provided by (used in) operating activities	342	(324)
Cash flows from investing activities
Proceeds from sales of available-for-sale securities	—	19,495
Maturities, payments, and calls of available-for-sale securities	13,561	9,747
Purchases of available-for-sale securities	(2,004)	(21,413)
Purchase of marketable equity securities	(50)	(81)
Net increase in loans	(2,937)	(23,501)
Net increase in FHLB stock	(400)	(1,358)
Proceeds from insurance claim from premises and equipment	23	—
Proceeds from cash value life insurance death benefits	—	720
Proceeds from sale of other real estate owned	—	699
Distribution of marketable equity securities	58	12
Net capital expenditures for premises and equipment	(152)	(751)
Net cash provided by (used in) investing activities	8,099	(16,431)
Cash flows from financing activities
Net decrease in deposits	(8,373)	(748)
Net increase in advance payments by borrowers for taxes and insurance	8,538	9,235
Proceeds from the issuance of Federal Home Loan Bank advances	71,967	100,500
Principal payments on Federal Home Loan Bank advances	(67,182)	(93,465)
Stock options exercised	82	19
Repurchase and cancellation of common stock	(1,012)	(470)
Retirement of common stock	(25)	(57)
Net cash provided by financing activities	3,995	15,014
Net increase (decrease) in cash and cash equivalents	12,436	(1,741)
Cash and cash equivalents at beginning of period	13,250	28,344
Cash and cash equivalents at end of period	$25,686	$26,603
Supplemental cash flow information
Cash paid during the year for interest	$8,912	$5,039
Noncash activities
Receivable for insurance claim proceeds from premises and equipment	$15	$—

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

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Subsequent Events

Management has reviewed the Company's operations for potential disclosure or financial statement impacts related to events occurring after September 30, 2024, but prior to the release of the unaudited consolidated financial statements contained in this quarterly report on Form 10-Q were issued.

There were no additional subsequent event disclosures or financial statement impacts related to events occurring after September 30, 2024 that warranted adjustment to or disclosure in these unaudited consolidated financial statements.

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

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES

The amortized costs and fair values of available-for-sale securities were as follows:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$16,835	$4	$(2,184)	$14,655
Government-sponsored mortgage-backed securities	87,837	505	(5,394)	82,948
Asset-backed securities	2,711	6	(5)	2,712
Total	$107,383	$515	$(7,583)	$100,315

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Obligations of states and political subdivisions	$17,043	$3	$(2,815)	$14,231
Government-sponsored mortgage-backed securities	97,674	305	(6,960)	91,019
Asset-backed securities	3,593	—	(21)	3,572
Certificates of deposit	745	—	(8)	737
Total	$119,055	$308	$(9,804)	$109,559

The fair value of available-for-sale securities that were pledged as collateral at September 30, 2024 and December 31, 2023, were $12.9 million and $426,000, respectively.

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

	September 30, 2024
	Amortized Cost	Fair Value
	(in thousands)
Debt and other securities:
Due in one year or less	$730	$726
Due after one through 5 years	260	264
Due after 5 through 10 years	15,845	13,665
Total debt and other securities	16,835	14,655
Mortgage-related securities	87,837	82,948
Asset-backed securities	2,711	2,712
Total	$107,383	$100,315

NOTE 3 – AVAILABLE-FOR-SALE SECURITIES (continued)

Gross unrealized losses on securities available-for-sale and the fair values of the related securities, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position were as follows:

	September 30, 2024
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$—	$—	$14,391	$(2,184)	$14,391	$(2,184)
Government-sponsored mortgage-backed securities	—	—	39,039	(5,394)	39,039	(5,394)
Asset-backed securities	—	—	493	(5)	493	(5)
Total	$—	$—	$53,923	$(7,583)	$53,923	$(7,583)

	December 31, 2023
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(in thousands)
Obligations of states and political subdivisions	$—	$—	$13,889	$(2,815)	$13,889	$(2,815)
Government-sponsored mortgage-backed securities	—	—	40,983	(6,960)	40,983	(6,960)
Asset-backed securities	1,740	(5)	1,832	(16)	3,572	(21)
Certificates of deposit	—	—	737	(8)	737	(8)
Total	$1,740	$(5)	$57,441	$(9,799)	$59,181	$(9,804)

The following table presents the number of debt securities in an unrealized loss position and the aggregate depreciation from their unamortized cost basis, by security type, as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Number of Securities	Aggregate Depreciation	Number of Securities	Aggregate Depreciation
Obligations of states and political subdivisions	15	13.2%	16	16.9%
Government-sponsored mortgage-backed securities	23	12.1%	25	14.5%
Asset-backed securities	2	0.9%	4	0.6%
Certificates of deposit	—	—	3	1.1%
Total	40	12.3%	48	14.2%

The Company does not consider these unrealized losses to be attributable to credit-related factors, as the unrealized losses in each category have occurred as a result of changes in noncredit-related factors such as changes in interest rates, market spreads and market conditions subsequent to purchase, not credit deterioration. As a result, no allowance for credit losses on available-for-sale securities was recognized as of September 30, 2024 or December 31, 2023.

NOTE 4 – LOANS

Major classifications of loans, reported at amortized cost, are summarized as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Commercial:
Real estate	$233,924	$231,893
Other	50,307	47,898
Residential real estate:
First mortgage	96,202	97,747
Construction	959	359
Consumer:
Home equity and lines of credit	19,591	19,683
Other	88	134
Subtotal (1)	401,071	397,714
Net deferred loan costs	545	854
Allowance for credit losses for loans	(3,966)	(3,734)
Loans, net	$397,650	$394,834

(1) Totals do not include accrued interest receivable, which was $1.1 million at both September 30, 2024 and December 31, 2023, and which is recorded separately on the Company’s Consolidated Balance Sheets.

Deposit accounts in an overdrawn position and reclassified as loans totaled $33,000 and $78,000 at September 30, 2024 and December 31, 2023, respectively.

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

The Company also purchases loan participations from other financial institutions. The outstanding balance of loans purchased are included in the totals above and totaled $66.9 million as of September 30, 2024 and $50.8 million as of December 31, 2023. In addition, the amount available for future draws totaled $44.3 million at September 30, 2024. Loans purchased are primarily comprised of commercial real estate and other commercial loans and are subject to the same underwriting standards as loans that are originated by the Company.

During the normal course of business, the Company may transfer a portion of a loan as a participation loan to another financial institution in order to manage portfolio risk. In order to be eligible for sales treatment, all cash flows from the loan must be divided proportionately, and rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties, and no loan holder can have the right to pledge or exchange the entire loan. As of September 30, 2024 and December 31, 2023, the outstanding balance of participation loans transferred to other financial institutions and which were eligible for sales treatment totaled $27.7 million and $29.0 million, respectively, all of which continue to be serviced by the Company.

NOTE 4 – LOANS (continued)

A summary of activity in the allowance for credit losses for loans and the allowance for credit losses for unfunded loan commitments for the three and nine months ended September 30, 2024 and September 30, 2023, is presented below:

	Commercial	Residential	Consumer	Total
	(in thousands)
Three months ended September 30, 2024
Allowance for credit losses for loans
Beginning balance	$2,814	$860	$197	$3,871
Provision for credit losses	72	21	5	98
Loans charged-off	(2)	—	(3)	(5)
Recoveries	2	—	—	2
Ending balance	$2,886	$881	$199	$3,966

Allowance for credit losses for unfunded loan commitments(1)
Beginning balance	$972	$30	$—	$1,002
Provision for credit losses	(23)	—	—	(23)
Ending balance	$949	$30	$—	$979

Total Allowance for credit losses for loans and unfunded loan commitments	$3,835	$911	$199	$4,945

Three months ended September 30, 2023
Allowance for credit losses for loans
Beginning balance	$2,632	$831	$180	$3,643
Provision for credit losses	(26)	(8)	(2)	(36)
Loans charged-off	—	—	(1)	(1)
Recoveries	4	—	4	8
Ending balance	$2,610	$823	$181	$3,614

Allowance for credit losses for unfunded loan commitments(1)
Beginning balance	$771	$27	$—	$798
Provision for credit losses	132	(21)	—	111
Ending balance	$903	$6	$—	$909

Total Allowance for credit losses for loans and unfunded loan commitments	$3,513	$829	$181	$4,523

NOTE 4 – LOANS (continued)

	Commercial	Residential	Consumer	Total
	(in thousands)
Nine months ended September 30, 2024
Allowance for credit losses for loans
Beginning balance	$2,693	$849	$192	$3,734
Provision for credit losses	90	26	5	121
Loans charged-off	(3)	—	(5)	(8)
Recoveries	106	6	7	119
Ending balance	$2,886	$881	$199	$3,966

Allowance for credit losses for unfunded loan commitments(1)
Beginning balance	$847	$28	$—	$875
Provision for credit losses	102	2	—	104
Ending balance	$949	$30	$—	$979

Total Allowance for credit losses for loans and unfunded loan commitments	$3,835	$911	$199	$4,945

Nine months ended September 30, 2023
Allowance for credit losses for loans
Beginning balance	$1,944	$752	$507	$3,203
Provision for credit losses	(14)	(4)	(1)	(19)
CECL Adoption Adjustment(2)	666	75	(329)	412
Loans charged-off	—	—	(8)	(8)
Recoveries	14	—	12	26
Ending balance	$2,610	$823	$181	$3,614

Allowance for credit losses for unfunded loan commitments(1)
Beginning balance	$—	$—	$—	$—
Provision for credit losses	263	(19)	—	244
CECL Adoption Adjustment(2)	640	25	—	665
Ending balance	$903	$6	$—	$909

Total Allowance for credit losses for loans and unfunded loan commitments	$3,513	$829	$181	$4,523

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

(2) On January 1, 2023, the Company adopted ASU 2016-13 ("CECL").

NOTE 4 – LOANS (continued)

The provision for credit losses is determined by the Company as the amount that is to be added to the allowance for credit losses accounts to bring the allowance to a level that, in management's judgment, is necessary to absorb expected credit losses over the lives of the respective financial instruments. The following table presents the components of the provision for credit losses:

	Three months ended September 30,
	2024	2023
	(in thousands)
Provision for credit losses for:
Loans	$98	$(36)
Unfunded loan commitments	(23)	111
Total	$75	$75

	Nine months ended September 30,
	2024	2023
	(in thousands)
Provision for credit losses for:
Loans	$121	$(19)
Unfunded loan commitments	104	244
Total	$225	$225

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

NOTE 4 – LOANS (continued)

The following tables presents the amortized cost basis of our loans by credit quality indicator and origination year, at September 30, 2024 and December 31, 2023:

	September 30, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial real estate:
Pass	$6,647	$34,734	$71,816	$36,742	$38,482	$40,638	$58	$-	$229,117
Watch and special mention	-	-	545	193	-	382	-	-	1,120
Substandard	-	1,652	1,854	-	-	181	-	-	3,687
Total commercial real estate	6,647	36,386	74,215	36,935	38,482	41,201	58	-	233,924
Other commercial loans:
Pass	9,263	6,196	4,635	2,488	326	914	12,210	-	36,032
Watch and special mention	3,319	6,454	3,183	356	33	-	28	-	13,373
Substandard	-	-	189	111	-	102	500	-	902
Total other commercial loans	12,582	12,650	8,007	2,955	359	1,016	12,738	-	50,307
Total commercial loans	19,229	49,036	82,222	39,890	38,841	42,217	12,796	-	284,231
Residential real estate - first mortgage:
Performing	3,326	14,335	13,088	32,082	14,704	17,825	-	-	95,360
Nonaccrual	-	157	-	-	-	685	-	-	842
Total residential real estate - first mortgage	3,326	14,492	13,088	32,082	14,704	18,510	-	-	96,202
Residential real estate - construction:
Performing	959	-	-	-	-	-	-	-	959
Nonaccrual	-	-	-	-	-	-	-	-	-
Total residential real estate - construction	959	-	-	-	-	-	-	-	959
Total residential real estate	4,285	14,492	13,088	32,082	14,704	18,510	-	-	97,161
Consumer - home equity and lines of credit:
Performing	74	70	40	129	62	1,064	16,645	1,419	19,503
Nonaccrual	-	-	-	-	-	84	4	-	88
Total consumer - home equity and lines of credit	74	70	40	129	62	1,148	16,649	1,419	19,591
Consumer - other
Performing	25	23	36	-	4	-	-	-	88
Nonaccrual	-	-	-	-	-	-	-	-	-
Total consumer - other	25	23	36	-	4	-	-	-	88
Total consumer	99	93	76	129	66	1,148	16,649	1,419	19,679
Total loans	$23,613	$63,621	$95,386	$72,101	$53,611	$61,875	$29,445	$1,419	$401,071

NOTE 4 – LOANS (continued)

	December 31, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial real estate:
Pass	$22,486	$78,098	$40,597	$40,914	$8,881	$34,342	$42	$-	$225,360
Watch and special mention	-	232	-	-	1,706	328	-	-	2,266
Substandard	-	1,885	598	-	287	1,075	-	-	3,845
Nonaccrual	-	79	-	-	-	343	-	-	422
Total commercial real estate	22,486	80,294	41,195	40,914	10,874	36,088	42	-	231,893
Other commercial loans:
Pass	16,949	11,347	4,729	974	64	1,488	9,905	-	45,456
Watch and special mention	-	-	197	31	15	48	828	-	1,119
Substandard	-	236	411	-	-	116	560	-	1,323
Total other commercial loans	16,949	11,583	5,337	1,005	79	1,652	11,293	-	47,898
Total commercial loans	39,435	91,877	46,532	41,919	10,953	37,740	11,335	-	279,791
Residential real estate - first mortgage:
Performing	13,485	14,419	33,619	15,854	3,033	16,680	-	-	97,090
Nonaccrual	-	-	-	-	-	657	-	-	657
Total residential real estate - first mortgage	13,485	14,419	33,619	15,854	3,033	17,337	-	-	97,747
Residential real estate - construction:
Performing	359	-	-	-	-	-	-	-	359
Nonaccrual	-	-	-	-	-	-	-	-	-
Total residential real estate - construction	359	-	-	-	-	-	-	-	359
Total residential real estate	13,844	14,419	33,619	15,854	3,033	17,337	-	-	98,106
Consumer - home equity and lines of credit:
Performing	74	53	142	66	167	1,504	16,939	707	19,652
Nonaccrual	-	-	-	-	-	31	-	-	31
Total consumer - home equity and lines of credit	74	53	142	66	167	1,535	16,939	707	19,683
Consumer - other
Performing	73	46	-	7	-	8	-	-	134
Nonaccrual	-	-	-	-	-	-	-	-	-
Total consumer - other	73	46	-	7	-	8	-	-	134
Total consumer	147	99	142	73	167	1,543	16,939	707	19,817
Total loans	$53,426	$106,395	$80,293	$57,846	$14,153	$56,620	$28,274	$707	$397,714

There were no commercial loans rated Doubtful or Loss as of September 30, 2024 or December 31, 2023.

NOTE 4 – LOANS (continued)

The following tables present gross charge-offs of our loans for each portfolio class, by origination year, that occurred during the three and nine months ended September 30, 2024 and three and nine months ended September 30, 2023. Refer to Note 1 to the Consolidated Financial Statements in our 2023 Annual Report on Form 10-K for additional information on our charge-off policy.

	For the three months ended September 30, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other	-	-	-	-	2	-	-	-	2
Total commercial loans	-	-	-	-	2	-	-	-	2
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	-	2	-	-	-	1	-	-	3
Total consumer	-	2	-	-	-	1	-	-	3
Total current period charge-offs	$-	$2	$-	$-	$2	$1	$-	$-	$5

	For the three months ended September 30, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	1	-	-	-	-	-	-	-	1
Total consumer	1	-	-	-	-	-	-	-	1
Total current period charge-offs	$1	$-	$-	$-	$-	$-	$-	$-	$1

NOTE 4 – LOANS (continued)

	For the nine months ended September 30, 2024
	2024	2023	2022	2021	2020	2019 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land development	-	-	-	-	-	-	-	-	-
Other	-	-	-	1	2	-	-	-	3
Total commercial loans	-	-	-	1	2	-	-	-	3
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	-	3	-	-	-	2	-	-	5
Total consumer	-	3	-	-	-	2	-	-	5
Total current period charge-offs	$-	$3	$-	$1	$2	$2	$-	$-	$8

	For the nine months ended September 30, 2023
	2023	2022	2021	2020	2019	2018 and Prior	Revolving Lines of Credit	Revolving Lines of Credit Converted to Term Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$-	$-	$-	$-	$-	$-	$-	$-	$-
Land development	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-
Total commercial loans	-	-	-	-	-	-	-	-	-
Residential real estate:
First mortgage	-	-	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-	-	-
Total residential real estate	-	-	-	-	-	-	-	-	-
Consumer:
Home equity and lines of credit	-	-	-	-	-	-	-	-	-
Other	1	3	1	1	-	2	-	-	8
Total consumer	1	3	1	1	-	2	-	-	8
Total current period charge-offs	$1	$3	$1	$1	$-	$2	$-	$-	$8

NOTE 4 – LOANS (continued)

An analysis of past due loans, net of amortized costs, is presented below:

	September 30, 2024
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$—	$—	$—	$233,924	$233,924
Other	—	—	—	50,307	50,307
Residential real estate:
First mortgage	7	315	322	95,880	96,202
Construction	—	—	—	959	959
Consumer:
Home equity and lines of credit	5	56	61	19,530	19,591
Other	—	—	—	88	88
Total	$12	$371	$383	$400,688	$401,071

	December 31, 2023
	Loans Past Due 30-89 Days	Loans Past Due 90+ Days	Total Past Due	Current Loans	Total Loans
	(in thousands)
Commercial:
Real estate	$79	$343	$422	$231,471	$231,893
Other	—	—	—	47,898	47,898
Residential real estate:
First mortgage	299	52	351	97,396	97,747
Construction	—	—	—	359	359
Consumer:
Home equity and lines of credit	—	—	—	19,683	19,683
Other	—	—	—	134	134
Total	$378	$395	$773	$396,941	$397,714

There were no loans 90 days or more past due and accruing interest as of September 30, 2024 or December 31, 2023, respectively.

NOTE 4 – LOANS (continued)

The following table presents the amortized cost of our loans on nonaccrual status as of September 30, 2024 and December 31, 2023. All loans that were 90 days or more past due were on nonaccrual status as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(in thousands)
Commercial:
Real estate	$—	$422
Other	—	—
Residential real estate:
First mortgage	842	657
Construction	—	—
Consumer:
Home equity and lines of credit	88	31
Other	—	—
Total nonaccrual loans	$930	$1,110
Total nonaccrual loans to total loans	0.23%	0.28%
Total nonaccrual loans to total assets	0.16%	0.20%

The Company had $930,000 of loans that were in nonaccrual status as of September 30, 2024, with no related allowance for credit losses. At December 31, 2023, the Company had $1.1 million of loans that were in nonaccrual status, with no related allowance for credit losses. During the nine months ended September 30, 2024, interest earned on nonaccrual loans was $26,000 and accrued interest reversed on nonaccrual loans was $6,000. During the nine months ended September 30, 2023, there was no interest earned on nonaccrual loans and no accrued interest was reversed on nonaccrual loans.

At September 30, 2024 and December 31, 2023, the Company held loans that were individually evaluated for impairment due to financial difficulties experienced by the borrower and for which the repayment, on the basis of our assessment, is expected to be provided substantially through the sale or operation of the collateral. The allowance for these collateral dependent loans is primarily based on the fair value of the underlying collateral at the reporting date. The following describes the type of collateral that secure collateral dependent loans:

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

The table below summarizes collateral dependent loans and the related allowance at September 30, 2024 and December 31, 2023 for which the borrower is experiencing financial difficulty:

	September 30, 2024		December 31, 2023
	Loans	Allowance	Loans	Allowance
	(in thousands)
Commercial:
Real estate	$3,687	$—	$4,457	$—
Other	901	—	1,323	—
Residential real estate:
First mortgage	1,034	—	855	—
Construction	—	—	—	—
Consumer:
Home equity and lines of credit	88	—	31	—
Other	—	—	—	—
Total	$5,710	$—	$6,666	$—

NOTE 5 – MORTGAGE SERVICING RIGHTS

Loans serviced for others are not included in the Company’s consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $271.4 million and $282.2 million as of September 30, 2024 and December 31, 2023, respectively.

A summary of activity in the Company’s mortgage servicing rights is presented below:

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(in thousands)		(in thousands)
Mortgage servicing rights beginning balance	$1,664	$1,777	$1,720	$1,860
Additions	40	19	70	36
Amortization	(52)	(45)	(138)	(145)
Mortgage servicing rights ending balance	$1,652	$1,751	$1,652	$1,751

Fair value at beginning of period	$3,237	$3,317	$3,269	$3,376
Fair value at end of period	$2,999	$3,347	$2,999	$3,347

There was no valuation allowance as of September 30, 2024 or December 31, 2023. The Company did not sell any mortgage servicing rights during the three and nine months ended September 30, 2024 or September 30, 2023.

The estimated fair value of mortgage servicing rights was determined using a valuation model that calculates the present value of expected future servicing and ancillary income, net of expected servicing costs. The model incorporates various assumptions such as discount rates, prepayment speeds and ancillary income and servicing costs. As of September 30, 2024, the model used discount rates ranging from 10.0% to 13.0%, and prepayment speeds ranging from 6.7% to 30.0%, both of which were based on market data from independent organizations. As of September 30, 2023 the model used discount rates ranging from 10.1% to 13.0%, and prepayment speeds ranging from 6.9% to 36.7%.

The following table summarizes the estimated future amortization expense for mortgage servicing rights for the annual periods indicated. The projections of amortization expense are based on existing asset balances as of September 30, 2024. The actual amortization expense the Company recognizes in any given period may vary significantly depending on changes in interest rates, market conditions and regulatory requirements.

Estimated future amortization as of September 30, 2024:	(in thousands)
2024	$49
2025	204
2026	183
2027	160
2028	135
Thereafter	921
Total	$1,652

NOTE 6 – DEPOSITS

The composition of deposits is summarized below:

	September 30, 2024	December 31, 2023
	(in thousands)
Non-interest bearing checking	$71,374	$78,476
Interest bearing checking	27,116	28,899
Money market	95,783	88,687
Statement savings	39,958	46,473
Certificates of deposit	161,079	161,148
Total	$395,310	$403,683

Certificates of deposit that met or exceeded the FDIC insurance limit of $250,000 totaled $29.8 million and $31.3 million as of September 30, 2024 and December 31, 2023, respectively. The Company did not hold any brokered deposits as of September 30, 2024 or December 31, 2023.

As of September 30, 2024, the scheduled maturities of certificates of deposit for the annual periods are presented below:

(in thousands)
2024	$43,811
2025	104,657
2026	12,214
2027	228
2028	75
Thereafter	94
Total	$161,079

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES

A summary of Federal Home Loan Bank advances follows:

	September 30, 2024		December 31, 2023
	Rate	Amount	Rate	Amount
	(dollars in thousands)

Open line of credit	—	$—	5.72%	$8,000
Fixed rate, fixed term advance, maturing July 2027	2.90%	5,000	2.90%	5,000
Putable advance, maturing January 2028, first option date January 2024	—	—	3.44%	5,000
Putable advance, maturing February 2028, first option date February 2024	—	—	3.63%	5,000
Putable advance, maturing March 2028, first option date March 2024	—	—	3.47%	5,000
Putable advance, maturing May 2026, first option date May 2024	—	—	3.92%	2,500
Putable advance, maturing May 2028, first option date May 2024	—	—	3.51%	2,500
Putable advance, maturing January 2029, first option date January 2025	3.70%	5,000	—	—
Putable advance, maturing February 2029, first option date February 2025	3.78%	5,000	—	—
Putable advance, maturing February 2029, first option date February 2026	3.85%	5,000	—	—
Putable advance, maturing March 2029, option expired September 2024	3.79%	2,500	—	—
Putable advance, maturing March 2029, next option date December 2024	3.52%	5,000	—	—
Putable advance, maturing March 2030, first put option date March 2025	0.89%	10,000	0.89%	10,000
Putable advance, maturing March 2032, first put option date March 2027	1.74%	10,000	1.74%	10,000
Putable advance, maturing July 2029 first option date January 2025	3.42%	5,000	—	—
Putable advance, maturing August 2029 first option date February 2025	3.05%	5,000	—	—
Advance structured note, payments due monthly, maturing April 2030	1.05%	5,713	1.05%	6,454
Advance structured note, payments due monthly, maturing May 2030	1.19%	5,812	1.19%	6,553
Fixed rate, fixed term community small business advance, maturing June 2031	0.00%	1,767	—	—
SOFR Floater advance, maturing October 2024	5.12%	5,000	5.68%	5,000
Total		$75,792		$71,007

The scheduled maturities and required principal payments of Federal Home Loan Bank advances are presented below:

	September 30, 2024
	Weighted Average Rate	Amount
	(dollars in thousands)
2024	4.76%	$5,497
2025	1.12%	2,002
2026	1.12%	2,024
2027	2.38%	7,047
2028	1.12%	2,070
Thereafter	2.55%	57,152
Total	2.58%	$75,792

Actual maturities may differ from scheduled maturities due to call options on various FHLB advances.

The Company maintains a master contract agreement with the FHLB, which provides for borrowing up to the lesser of 22.22 times the value of the FHLB stock owned, a determined percentage of the book value of the Company’s qualifying real estate loans, or a determined percentage of the Company’s assets. The FHLB provides both fixed and floating rate advances. Floating rates are tied to short-term market rates of interest such as the Secured Overnight Financing Rate ("SOFR"), federal funds or Treasury bill rates. FHLB advances are subject to a prepayment penalty if they are repaid prior to maturity. The Company has pledged qualifying real estate and commercial and industrial loans with collateral values of approximately $169.7 million at September 30, 2024 and $173.0 million at December 31, 2023. FHLB advances were also secured by approximately $4.6 million and $4.2 million of FHLB stock held by the Company as of September 30, 2024 and December 31, 2023, respectively. The Company’s available and unused portion of this borrowing agreement totaled $92.5 million and $100.9 million as of September 30, 2024 and December 31, 2023, respectively. Additional borrowing would require additional stock purchase.

Additionally, at September 30, 2024 we had a $12.0 million federal funds rate line of credit with the BMO Harris Bank, none of which was drawn at September 30, 2024. The Company also had an $11.3 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $13.7 million at September 30, 2024. The Company had not drawn on the Federal Reserve line as of September 30, 2024.

NOTE 8 – INCOME TAXES

The Company recorded an income tax benefit of $298,000 for the three months ended September 30, 2024 and $557,000 for the nine months ended September 30, 2024. The Company recorded income tax expense of $1.4 million and $1.0 million, respectively, for the three and nine months ended September 30, 2023.

On July 5, 2023, the Wisconsin legislature enacted 2023 Wisconsin Act 19 (the "Act"). The Act contained a provision that provides financial institutions with a state tax-exemption for interest, fees and penalties earned on qualifying loans. For the exemption to apply, the loan must be $5 million or less, for primarily a business or agricultural purpose, and made to borrowers residing or located in Wisconsin. The exemption first applies to taxable years beginning after December 31, 2022, and applies to loans on the books as of January 1, 2023 and to new loans made after January 1, 2023, that meet the qualifications. As a result of this change in tax law, we did not record any income tax benefit for Wisconsin state taxes for the three and nine months ended September 30, 2024. In addition, during the second quarter of 2023, this tax law change resulted in a $1.8 million increase in the valuation allowance for deferred tax assets and the recording of a $98,000 reduction in tax benefits previously booked for the six months ended June 30, 2023, resulting in a one-time $1.9 million increase in tax expense in the third quarter of 2023.

Deferred tax assets are deferred tax consequences attributable to deductible temporary differences and carryforwards. After the deferred tax asset has been measured using the applicable enacted tax rate and provisions of the enacted tax law, it is then necessary to assess the need for a valuation allowance. A valuation allowance is needed when, based on the weight of the available evidence, it is more likely than not that some portion of the deferred asset will not be realized. As required by generally accepted accounting principles, available evidence is weighted heavily on cumulative losses, with less weight placed on future projected profitability. The realization of deferred tax assets is dependent on the existence of taxable income of the appropriate character (e.g., ordinary or capital) within the carry-back and carry-forward periods available under tax law, which would consider future reversals of existing taxable temporary differences and available tax planning strategies. As of September 30, 2024, and December 31, 2023, the deferred tax valuation allowance was $3.7 million and $3.1 million, respectively, reducing our net deferred tax assets to $6.7 million and $6.9 million at each respective date.

The board and management continue to assess the deferred tax assets in light of recent changes in market conditions, forecasted future projected income and available tax planning strategies. As such, there may be additional deferred tax asset impairment in subsequent periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements. No legal proceedings existed at September 30, 2024, that would have a material adverse effect on the Company’s consolidated financial statements.

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

ASU 2016-13 requires that we establish an allowance for credit losses for off-balance sheet credit exposures, including unfunded loan commitments, that meet certain requirements. The allowance for credit losses for off-balance sheet credit exposures is estimated by portfolio segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, also taking into consideration management’s assumption of the likelihood that funding will occur. The allowance for credit losses for off-balance sheet credit exposures is included in other liabilities on the Company’s Consolidated Balance Sheets. Additional provisions for expected losses occur through a charge to the provision for credit losses. At September 30, 2024, the allowance for credit losses for unfunded commitments was $979,000 and there was $42.6 million in outstanding commitments to extend credit that were expected to fund.

The contractual amounts of credit-related financial instruments are summarized below:

	September 30, 2024
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$7,453	$89,027	$96,480
Standby letters of credit	—	592	592
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,384	—	1,384
Commitments to sell loans	2,541	—	2,541
Overdraft protection program commitments	3,663	—	3,663

	December 31, 2023
	Fixed Rate	Variable Rate	Total
	(in thousands)
Commitments to extend credit	$1,136	$86,201	$87,337
Standby letters of credit	—	150	150
Credit enhancement under the FHLB of Chicago Mortgage Partnership Finance Program	1,095	—	1,095
Commitments to sell loans	635	—	635
Overdraft protection program commitments	3,758	—	3,758

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

The Company participates in the Federal Home Loan Bank of Chicago Mortgage Partnership Finance Program (the “Program”). In addition to entering into forward commitments to sell mortgage loans to a secondary market agency, the Company enters into firm commitments to deliver loans to the Federal Home Loan Bank of Chicago through the Program. Under the Program, loans are funded by the Federal Home Loan Bank of Chicago, and the Company receives an agency fee reported as a component of gain on sale of loans. The Company had $1.4 million in outstanding commitments to deliver loans through the Program as of September 30, 2024. Once delivered to the Program, the Company provides a contractually agreed-upon credit enhancement and performs servicing of the loans. Under the credit enhancement, the Company is liable for losses on loans delivered through the Program after application of any mortgage insurance and a contractually agreed-upon credit enhancement provided by the Program, subject to an agreed-upon maximum. The Company receives a fee for this credit enhancement. The Company records a liability for expected losses in excess of anticipated credit enhancement fees. As of September 30, 2024, and December 31, 2023, the Company had no liability outstanding related to the Program.

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

Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders’ equity in the consolidated balance sheets. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to stockholders’ equity. The Company recognized $43,000 and $31,000 in compensation expense for the three months ended September 30, 2024 and September 30, 2023, respectively, and $116,000 and $109,000 for the nine months ended September 30, 2024 and 2023, respectively.

The following table provides the allocated and unallocated shares of common stock associated with the ESOP.

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Shares committed to be released	14,771	19,730
Total allocated shares	71,449	51,719
Total unallocated shares	419,291	434,062
Total ESOP shares	505,511	505,511
Fair value of unallocated shares (based on $10.10 and $6.99 share price as of September 30, 2024 and December 31, 2023, respectively)	$4,235	$3,034

NOTE 11 – RELATED PARTY TRANSACTIONS

A summary of loans to directors, executive officers, and their affiliates follows:

	September 30, 2024	December 31, 2023
	(in thousands)
Beginning balance	$995	$1,015
Adjustments due to changes in directors, executive officers, and/or principal stockholders	—	(167)
New loans	—	218
Repayments	(138)	(71)
Ending balance	$857	$995

Deposits from directors, executive officers, and their affiliates totaled $707,000 and $729,000 at September 30, 2024 and December 31, 2023, respectively.

The Company utilizes the services of law firms in which certain of the Company’s directors are partners. Fees paid to these firms for services were immaterial for the three and nine months ended September 30, 2024 and 2023, respectively.

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

		Recurring Fair Value Measurements Using
	September 30, 2024	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$4,343	$4,343	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	14,655	—	14,655	—
Government-sponsored mortgage-backed securities	82,948	—	82,948	—
Asset-backed securities	2,712	—	2,712	—
Total	$104,658	$4,343	$100,315	$—

		Recurring Fair Value Measurements Using
	December 31, 2023	Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$3,625	$3,625	$—	$—
Securities available-for-sale:
Obligations of states and political subdivisions	14,231	—	14,231	—
Government-sponsored mortgage-backed securities	91,019	—	91,019	—
Asset-backed securities	3,572	—	3,572	—
Certificates of deposit	737	—	737	—
Total	$113,184	$3,625	$109,559	$—

NOTE 12 – FAIR VALUE (continued)

There were no collateral dependent loans for which a specific valuation allowance was established as of September 30, 2024 or December 31, 2023.

There was no impairment on mortgage servicing rights as of September 30, 2024 or December 31, 2023.

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

The carrying value and estimated fair value of financial instruments are presented below:

	September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$25,686	$25,686	$—	$—
Available-for-sale securities	100,315	—	100,315	—
Marketable equity securities	4,343	4,343	—	—
Loans held for sale	536	—	536	—
Loans, net	397,650	—	—	380,304
Rate lock commitments (1)	17	—	—	17
Accrued interest receivable	1,446	1,446	—	—
Federal Home Loan Bank Stock	4,564	—	—	4,564
Cash value of life insurance	14,364	—	—	14,364
Financial liabilities:
Deposits	395,310	234,231	—	150,187
Advance payments by borrowers for taxes and insurance	9,771	9,771	—	—
Federal Home Loan Bank advances	75,792	—	—	76,430
Accrued interest payable	1,222	1,222	—	—

(1) Included in Other Assets on the Company's Consolidated Balance Sheets.

NOTE 12 – FAIR VALUE (continued)

	December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$13,250	$13,250	$—	$—
Available-for-sale securities	109,559	—	109,559	—
Marketable equity securities	3,625	3,625	—	—
Loans held for sale	704	—	704	—
Loans, net	394,834	—	—	368,133
Rate lock commitments (1)	4	—	—	4
Accrued interest receivable	1,554	1,554	—	—
Federal Home Loan Bank Stock	4,164	—	—	4,164
Cash value of life insurance	14,027	—	—	14,027
Financial liabilities:
Deposits	403,683	242,535	—	160,303
Advance payments by borrowers for taxes and insurance	1,233	1,233	—	—
Federal Home Loan Bank advances	71,007	—	—	68,462
Accrued interest payable	1,106	1,106	—	—

(1) Included in Other Assets on the Company's Consolidated Balance Sheets.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Common Equity Tier 1, Tier 1 and Total capital to risk-weighted assets, and of Tier 1 capital to average assets. It is management's opinion that the Bank met all applicable capital adequacy requirements as of September 30, 2024 and December 31, 2023.

As of September 30, 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since September 30, 2024 that management believes have changed the capital category of the Bank.

The Bank’s actual and required capital amounts and ratios are presented below:

	September 30, 2024
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$63,150	11.2%	$22,551	4.0%	$28,189	5.0%

Risk-based:
Common Equity Tier 1	63,150	14.9%	19,109	4.5%	27,602	6.5%
Tier 1	63,150	14.9%	25,479	6.0%	33,972	8.0%
Total	68,096	16.0%	33,972	8.0%	42,465	10.0%

	December 31, 2023
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
PyraMax Bank
Leverage (Tier 1)	$63,101	11.2%	$22,574	4.0%	$28,217	5.0%

Risk-based:
Common Equity Tier 1	63,101	15.1%	18,751	4.5%	27,085	6.5%
Tier 1	63,101	15.1%	25,002	6.0%	33,336	8.0%
Total	67,710	16.2%	33,336	8.0%	41,670	10.0%

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

On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the FRB permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time. The Company began purchasing shares on June 15, 2023 and as of September 30, 2024, the Company had repurchased 198,636 shares for a total purchase price of $1.5 million.

NOTE 14 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding, adjusted for weighted average unallocated ESOP shares, during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive options are disregarded in earnings per share calculations. For the three and nine months ended September 30, 2024, 102,396 and 68,593 shares, respectively, were excluded, based on average share price, from the computation of diluted earnings per share because the effect would be antidilutive. For the three and nine months ended September 30, 2023, 111,145 and 35,507 shares, respectively, were excluded, based on average share price, from the computation of diluted earnings per share because the effect would be antidilutive.

Earnings (loss) per common share for the three and nine months ended September 30, 2024 and 2023 are presented in the following tables.

	Three months ended September 30,
	2024	2023
	(In thousands, except per share amounts)

Net loss	$(159)	$(3,641)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	5,855,684	5,976,208
Less: Weighted average unallocated ESOP shares	421,744	441,497

Weighted average shares outstanding for basic EPS	5,433,940	5,534,711
Additional dilutive shares(1)	—	—

Weighted average shares outstanding for dilutive EPS	5,433,940	5,534,711

Basic loss per share	$(0.03)	$(0.66)
Diluted loss per share(1)	$(0.03)	$(0.66)

	Nine months ended September 30,
	2024	2023
	(In thousands, except per share amounts)

Net loss	$(981)	$(4,510)

Weighted shares outstanding for basic EPS
Weighted average shares outstanding	5,876,293	5,984,897
Less: Weighted average unallocated ESOP shares	426,650	446,388

Weighted average shares outstanding for basic EPS	5,449,643	5,538,509
Additional dilutive shares (1)	—	—

Weighted average shares outstanding for dilutive EPS	5,449,643	5,538,509

Basic loss per share	$(0.18)	$(0.81)
Diluted loss per share (1)	$(0.18)	$(0.81)

(1) For the three and nine months ended September 30, 2024 and September 30, 2023, the effect of stock options was anti-dilutive due to the net loss and therefore no dilutive shares are included in the weighted average shares outstanding or diluted loss calculations.

NOTE 15 – STOCK BASED COMPENSATION

Stock-Based Compensation Plans

On March 27, 2020, the Company’s stockholders approved the 1895 Bancorp of Wisconsin, Inc. 2020 Equity Incentive Plan (the “2020 Equity Incentive Plan”). A total of 238,467 (313,894 stock options adjusted for the conversion) stock options and 95,387 (125,557 shares adjusted for the conversion) restricted shares were approved for award. As of September 30, 2024, no shares of common stock remained available for grant as stock options, restricted stock or restricted stock units under the 2020 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

On August 26, 2022, the Company’s shareholders approved the 1895 Bancorp of Wisconsin, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”). A total of 354,200 stock options and 141,680 restricted shares were approved for award. As of September 30, 2024, 51,955 shares of common stock remain available for grant as stock options and 23,382 shares remain available for grant as restricted stock or stock units under the 2022 Equity Incentive Plan. The stock options granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant. The exercise price for all stock options granted is equal to the quoted NASDAQ market close price on the date that the awards were granted and expire ten years after the grant date, if not exercised. The restricted stock awards granted to employees and non-employee directors under this plan vest in five installments with the first installment vesting on the first anniversary of the date of grant.

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

Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock options represents the period of time that the options are expected to be outstanding and is based on the historical results from the previous awards. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the actual volatility of 1895 Bancorp of Wisconsin, Inc. stock for the weighted average lifetime period prior to issuance date. The following assumptions were used in estimating the fair value of options granted during the nine months ended September 30, 2024 and September 30, 2023, respectively:

	For the Nine Months Ended
	September 30, 2024	September 30, 2023

Dividend yield	N/A(1)	0.00%
Risk-free interest rate	N/A(1)	3.59%
Expected volatility	N/A(1)	24.64%
Weighted average expected life (years)	N/A(1)	6.5
Weighted average per share value of options	N/A(1)	$3.37

(1) There were no stock options granted during the nine months ended September 30, 2024.

NOTE 15 – STOCK BASED COMPENSATION (continued)

A summary of the Company’s stock option activity for the nine months ended September 30, 2024 is presented below.

Stock Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining in Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding December 31, 2023	600,110	$8.30	7.49	$238,951
Granted	—	—	N/A	N/A
Exercised	(13,821)	5.96	N/A	36,843
Forfeited	(6,000)	10.05	N/A	N/A
Vested shares expired	(10,917)	6.55	N/A	N/A
Outstanding September 30, 2024	569,372	8.37	7.00	985,168
Options exercisable at September 30, 2024	273,278	$7.33	6.35	$757,855

The following table summarizes information about the Company’s nonvested stock option activity for the nine months ended September 30, 2024:

Stock Options	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	370,292	$2.94
Granted	—	—
Vested(1)	(68,198)	$2.04
Forfeited	(6,000)	$10.05
Nonvested at September 30, 2024	296,094	$3.13

(1)
Includes 2,105 shares vested under a nonqualified stock option inducement award to the Company’s President and Chief Executive Officer.

The Company amortizes the expense related to stock options as compensation expense over the vesting period. The Company recognized $76,000 and $79,000 in stock option expense during the three months ended September 30, 2024 and 2023, respectively, and $225,000 and $228,000 in stock option expense during the nine months ended September 30, 2024 and 2023, respectively.

At September 30, 2024, the Company had $731,000 in estimated unrecognized compensation costs related to outstanding stock options that is expected to be recognized over a weighted average period of 2.87 years.

The following table summarizes information about the Company’s restricted stock activity for the nine months ended September 30, 2024:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	144,297	$8.95
Granted	—	—
Vested(1)(2)	(26,723)	7.23
Forfeited	(2,000)	10.05
Nonvested at September 30, 2024	115,574	$9.33

(1)
Includes 262 shares vested under a restricted stock inducement award to the Company’s President and Chief Executive Officer.
(2)
Includes 3,420 shares surrendered by employees to cover payroll tax costs related to the vested shares.

The Company amortizes the expense related to restricted stock awards as compensation expense over the vesting period. The Company recognized $94,000 and $99,000 in restricted stock expense during the three months ended September 30, 2024 and 2023, respectively and recognized $279,000 and $287,000 in restricted stock expense during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, the Company had $843,000 of unrecognized compensation expense related to restricted stock shares that is expected to be recognized over a weighted average period of 2.8 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2024 and for the three and nine months ended September 30, 2024 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets. Total assets increased $6.9 million, or 1.2%, to $564.5 million at September 30, 2024 from $557.6 million at December 31, 2023. This increase was primarily due to a $12.4 million net increase in cash and cash equivalents and a $3.0 million increase in loans, partially offset by a $9.3 million decrease in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $12.4 million, or 93.2%, to $25.7 million at September 30, 2024 from $13.3 million at December 31, 2023. This increase was primarily due to a $4.8 million net increase in FHLB advances, a $8.6 million increase in advance payments by borrowers for taxes and insurance and $13.6 million from maturities, payments and calls of available-for-sale securities, partially offset by an $8.4 million decrease in deposits, a $3.0 million increase in loans and the purchase of $2.0 million in available-for-sale securities.

Available-for-Sale Securities. Available-for-sale securities decreased $9.3 million, or 8.5%, to $100.3 million at September 30, 2024, from $109.6 million at December 31, 2023. This decrease was primarily due to maturities, payments and calls of securities totaling $13.6 million, partially offset by and a $2.4 million decrease in the net unrealized loss on available-for-sale securities and the purchase of $2.0 million of available-for-sale securities. The net unrealized loss on available-for-sale securities held in the portfolio was $7.1 million at September 30, 2024.

Loans. Loans held for investment, net of deferred costs, increased $3.0 million, or 0.8%, to $401.6 million at September 30, 2024, from $398.6 million at December 31, 2023. This increase was primarily the result of a $2.4 million increase in commercial loans and a $2.0 million increase in commercial real estate loans, partially offset by a $1.5 million decrease in first mortgage residential real estate loans.

Allowance for Credit Losses. The allowance for credit losses for loans was $4.0 million, or 0.99%, of loans, net of deferred costs, at September 30, 2024 compared to an allowance for credit losses for loans of $3.7 million, or 0.94% of loans, net of deferred costs, at December 31, 2023. During the first nine months of 2024, we recorded a $121,000 provision for credit losses and $111,000 in net recoveries. The allowance for credit losses for unfunded loan commitments was $979,000 at September 30, 2024, compared to $875,000 at December 31, 2023. The increase in the allowance for credit losses for unfunded loan commitments was the result of a $104,000 provision for credit losses. Nonaccrual loans represented 0.23% of total loans at September 30, 2024 and 0.28% at December 31, 2023.

FHLB Stock. FHLB stock increased $400,000, or 9.5%, from $4.2 million at December 31, 2023 to $4.6 million at September 30, 2024. This increase was primarily due to the requirement by the FHLB to hold additional stock as a result of the increased level of advances.

Deposits. Deposits decreased $8.4 million, or 2.1%, to $395.3 million at September 30, 2024, from $403.7 million at December 31, 2023. During this period, noninterest bearing checking accounts decreased $7.1 million, or 9.0%, interest bearing checking accounts decreased $1.8 million, or 6.2%, money market accounts increased $7.1 million, or 8.0%, and savings accounts decreased $6.5 million million, or 14.0%. Certificates of deposit were relatively unchanged, at $161.1 million at both periods.

Advance Payments by Borrowers for Taxes and Insurance. Advance payments by borrowers for taxes and insurance increased $8.6 million to $9.8 million at September 30, 2024 from $1.2 million at December 31, 2023. The increase was due to normal seasonal activity.

FHLB Advances. FHLB advances increased $4.8 million, or 6.8%, to $75.8 million at September 30, 2024, from $71.0 million at December 31, 2023. The level of FHLB advances was increased to fund cash outflows related to loans and deposits.

Total Stockholders’ Equity. Total stockholders’ equity increased $413,000 to $73.2 million at September 30, 2024, from $72.8 million at December 31, 2023. The increase was primarily due to other comprehensive income of $1.7 million as a result of a decrease in the net unrealized loss on available-for-sale securities, and $504,000 as a result of the equity impact of stock compensation expense, partially offset by a net loss of $981,000 and the Company's purchase of $1.0 million of its common stock under its stock repurchase plan.

Average Balances and Yields

The following tables set forth average balance sheets, average yields and costs, and certain other information at and for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances but are reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred costs, premiums and discounts that are amortized or accreted to interest income or interest expense.

	Three Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$402,170	$4,800	4.75%	$384,328	$4,423	4.57%
Securities available-for-sale	102,554	946	3.67%	106,003	656	2.45%
Other interest-earning assets	17,946	273	6.05%	20,136	292	5.75%
Total interest-earning assets	522,670	6,019	4.58%	510,467	5,371	4.17%
Non-interest-earning assets	35,168			36,860
Total assets	$557,838			$547,327
Interest-earning liabilities:
NOW accounts	$27,438	$91	1.33%	$29,328	$67	0.90%
Money market accounts	91,013	542	2.37%	89,069	473	2.11%
Savings accounts	40,886	5	0.05%	50,037	5	0.04%
Certificates of deposit	165,297	1,883	4.53%	135,141	1,287	3.78%
Total interest-bearing deposits	324,634	2,521	3.09%	303,575	1,832	2.39%
Federal Home Loan Bank advances	73,797	491	2.65%	82,537	586	2.82%
Other interest-bearing liabilities	9,133	2	0.07%	9,843	1	0.05%
Total interest-bearing liabilities	407,564	3,014	2.94%	395,955	2,419	2.42%
Non-interest-bearing deposits	69,980			72,289
Other non-interest-bearing liabilities	10,091			8,287
Total liabilities	487,635			476,531
Total stockholders’ equity	70,203			70,796
Total liabilities and stockholders’ equity	$557,838			$547,327
Net interest income		$3,005			$2,952
Net interest-earning assets	$115,106			$114,512
Interest rate spread(2)			1.64%			1.75%
Net interest margin(3)			2.29%			2.29%
Average interest-earning assets to average interest-bearing liabilities	128.24%			128.92%

(1)
Includes net loan expenses of $291,000 and $34,000 for the three months ended September 30, 2024 and 2023, respectively.
(2)
Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)
Net interest margin represents net interest income divided by average total interest-earning assets.

	Nine Months Ended September 30,
	2024			2023
	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate	Average Outstanding Balance	Interest and Dividends	Yield/Cost Rate
	(Dollars in thousands)
Interest-earning assets:
Loans(1)	$400,201	$14,535	4.85%	$375,817	$12,487	4.44%
Securities available-for-sale	105,079	2,993	3.81%	110,193	1,847	2.24%
Other interest-earning assets	16,051	729	6.07%	17,393	767	5.89%
Total interest-earning assets	521,331	18,257	4.68%	503,403	15,101	4.01%
Non-interest-earning assets	35,145			36,935
Total assets	$556,476			$540,338
Interest-earning liabilities:
NOW accounts	$28,387	$272	1.28%	$30,709	$178	0.78%
Money market accounts	86,874	1,523	2.34%	102,209	1,545	2.02%
Savings accounts	42,799	16	0.05%	54,055	20	0.05%
Certificates of deposit	165,672	5,607	4.52%	104,948	2,368	3.02%
Total interest-bearing deposits	323,732	7,418	3.06%	291,921	4,111	1.88%
Federal Home Loan Bank advances	77,281	1,605	2.78%	84,436	1,733	2.74%
Other interest-bearing liabilities	6,254	5	0.10%	6,502	4	0.09%
Total interest-bearing liabilities	407,267	9,028	2.96%	382,859	5,848	2.04%
Non-interest-bearing deposits	70,125			77,321
Other non-interest-bearing liabilities	9,357			7,441
Total liabilities	486,749			467,621
Total stockholders’ equity	69,727			72,717
Total liabilities and stockholders’ equity	$556,476			$540,338
Net interest income		$9,229			$9,253
Net interest-earning assets	$114,064			$120,544
Interest rate spread(2)			1.72%			1.97%
Net interest margin(3)			2.36%			2.46%
Average interest-earning assets to average interest-bearing liabilities	128.01%			131.49%

(1)
Includes net loan expenses of $311,000 and $89,000 for the nine months ended September 30, 2024 and 2023, respectively.
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

	Three Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$210	$167	$377
Securities	(21)	311	290
Other	(35)	16	(19)
Total interest-earning assets	154	494	648
Interest-bearing liabilities:
NOW	4	(28)	(24)
Money market deposits	(10)	(59)	(69)
Savings	2	(2)	—
Certificates of deposit	(317)	(279)	(596)
Total interest-bearing deposits	(321)	(368)	(689)
Borrowings	60	35	95
Other	—	(1)	(1)
Total interest-bearing liabilities	(261)	(334)	(595)
Change in net interest income	$(107)	$160	$53

	Nine Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$841	$1,207	$2,048
Securities	(82)	1,228	1,146
Other	(62)	24	(38)
Total interest-earning assets	697	2,459	3,156
Interest-bearing liabilities:
NOW	12	(106)	(94)
Money market deposits	(330)	352	22
Savings	5	(1)	4
Certificates of deposit	(1,738)	(1,501)	(3,239)
Total interest-bearing deposits	(2,051)	(1,256)	(3,307)
Borrowings	149	(21)	128
Other	—	(1)	(1)
Total interest-bearing liabilities	(1,902)	(1,278)	(3,180)
Change in net interest income	$(1,205)	$1,181	$(24)

Comparison of Operating Results for the three months ended September 30, 2024 and 2023

Net Loss. We recorded a net loss of $159,000 for the three months ended September 30, 2024, compared to a net loss of $3.6 million for the three months ended September 30, 2023. The decrease in net loss was primarily due to a $1.9 million net loss on sale of securities during the three months ended September 30, 2023, a $1.7 million decrease in income tax expense and a $358,000 increase in other noninterest income (excluding net loss on sale of securities) in the current quarter, partially offset by a $577,000 increase in noninterest expenses.

Interest and Dividend Income. Interest and dividend income increased $648,000, or 12.0%, to $6.0 million for the three months ended September 30, 2024 from $5.4 million for the three months ended September 30, 2023. The increase was due primarily to a $377,000 increase in interest and fees on loans and a $290,000 increase in interest income on securities. The increase in interest and fees earned on loans was primarily due to a $17.9 million increase in the average amount of loans outstanding, from $384.3 million in the third quarter of 2023 to $402.2 million in the third quarter of 2024, and an 18 basis point increase in the yield earned on loans, from 4.57% for the third quarter of 2023 to 4.75% in the third quarter of 2024. The increase in the yield earned on loans during the third quarter of 2024 was primarily due to higher yields on new loans and existing loans that have repriced at higher rates since the third quarter of 2023, as a result of higher market interest rates. The increase in loans outstanding is consistent with the Company's strategy to grow the loan portfolio. The increase in interest on securities was primarily due to a 122 basis point increase in the yield earned on securities, from 2.45% for the third quarter of 2023 to 3.67% in the third quarter of 2024, partially offset by a $3.4 million decrease in the average amount of securities outstanding. The increase in yield and interest income on securities was primarily due to the previously disclosed balance sheet repositioning strategies that the Company implemented during 2023.

Interest Expense. Interest expense increased $595,000, or 24.8%, to $3.0 million for the three months ended September 30, 2024, from $2.4 million for the three months ended September 30, 2023. This increase was primarily due to a $689,000 increase in interest expense on deposits, partially offset by a $95,000 decrease in interest expense on FHLB advances. The increase in interest expense on deposits was primarily due to a 70 basis point increase in the average rate paid on deposits and a $21.1 million increase in average interest-bearing deposits outstanding from the third quarter of 2023 to the third quarter of 2024. The increase in interest expense on deposits was primarily due to the increase in market rates of interest and a shift in our deposit mix. As market rates increased, many of our deposit customers transferred funds from noninterest bearing checking accounts and lower rate deposit accounts into higher rate certificates of deposit. During this period, the average balance of noninterest bearing checking accounts decreased $2.3 million, or 3.2%, NOW accounts decreased $1.9 million, or 6.4% and savings accounts decreased $9.2 million, or 18.3%. During the same period, the average balance of certificates of deposits increased $30.2 million, or 22.3% and money market accounts increased $1.9 million, or 21.8%. Interest expense on certificates of deposit increased $596,000 from the third quarter of 2023 to the third quarter of 2024 as a result of the increase in average balance and a 75 basis point increase in the average rate paid on these accounts.

Net Interest Income. Net interest income increased $53,000, or 1.8%, to $3.0 million for the three months ended September 30, 2024. This increase was primarily due to a $648,000 increase in interest income partially offset by a $595,000 increase in interest expense. Our net interest rate spread decreased 11 basis points to 1.64% for the three months ended September 30, 2024, from 1.75% for the three months ended September 30, 2023. Our net interest margin was 2.29% for the three months ended September 30, 2024 and the three months ended September 30, 2023.

Provision for Credit Losses. The provision for credit losses was $75,000 for each of the three months ended September 30, 2024 and the three months ended September 30, 2023. The provision in each period was primarily due to an increase in average loans outstanding in each of the respective periods.

Noninterest Income. Noninterest income increased $2.3 million, from negative $1.4 million for the three months ended September 30, 2023 to $900,000 for the three months ended September 30, 2024. The increase was primarily due to a $1.9 million net loss on sale of securities during the three months ended September 30, 2023 and a $406,000 increase in the unrealized gain (loss) on marketable equity securities. The loss on sale of securities was a result of the balance sheet repositioning strategies that the Company implemented during 2023. The increase in unrealized gains on marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market value of equity securities in noninterest expense.

Noninterest Expense. Noninterest expense increased $577,000, or 15.6%, to $4.3 million for the three months ended September 30, 2024 from $3.7 million for the three months ended September 30, 2023. This increase was primarily due to a $281,000 increase in salaries and benefits expense and a $406,000 increase in unrealized gains on marketable equity securities. The increase in salaries and benefits was primarily due to a $199,000 increase in bonus expense and a $64,000 increase in deferred compensation expense. During 2023, we adjusted our bonus program, which resulted in no bonus expense for the third quarter of 2023. The increase in deferred compensation expense was as a result of an increase in the value of our stock held in the deferred compensation plan. The Company continues to implement cost savings initiatives, including the review of all open positions prior to rehiring. This initiative has resulted in a reduction in the number of full-time equivalent employees from 106 at September 30, 2022, to 88 at September 30, 2024. The increase in unrealized gains on marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market value of equity securities in noninterest income.

Income Tax Expense. We recorded an income tax benefit of $298,000 for the three months ended September 30, 2024, compared to income tax expense of $1.4 million for the three months ended September 30, 2023. The change in income tax expense (benefit) was primarily due to the impact of the change in Wisconsin tax law in July 2023, retroactive to January 2023. As a result of this change in tax law, we did not record any income tax benefit for Wisconsin state taxes for the three months ended September 30, 2024. In addition, during the second quarter of 2023, this tax law change resulted in a $1.8 million increase in the valuation allowance for deferred tax assets and the recording of a $98,000 reduction in tax benefits previously booked for the six months ended June 30, 2023.

Comparison of Operating Results for the nine months ended September 30, 2024 and 2023

Net Loss. We recorded a net loss of $981,000 for the nine months ended September 30, 2024, compared to a net loss of $4.5 million for the nine months ended September 30, 2023. The decrease in net loss was primarily due to a $2.3 million increase in noninterest income and a $1.6 million decrease in income tax expense (benefit), partially offset by a $319,000 increase in noninterest expenses.

Interest and Dividend Income. Interest and dividend income increased $3.2 million, or 21.2%, to $18.3 million for the nine months ended September 30, 2024, from $15.1 million for the nine months ended September 30, 2023. The increase was due primarily to a $2.0 million increase in interest and fees on loans and an $1.1 million increase in interest income on securities. The increase in interest and fees earned on loans was primarily due to a $24.4 million increase in the average amount of loans outstanding, from $375.8 million in the first nine months of 2023 to $400.2 million in the first nine months of 2024, and a 41 basis point increase in the yield earned on loans, from 4.44% for the first nine months of 2023 to 4.85% in the first nine months of 2024. The increase in the yield earned on loans during the first nine months of 2024 was primarily due to higher yields on new loans and existing loans that have repriced at higher rates since the first nine months of 2023, as a result of higher market interest rates. The increase in loans is consistent with the Company's strategy to grow the loan portfolio. The increase in interest on securities was primarily due to a 157 basis point increase in the yield earned on securities, from 2.24% for the first nine months of 2023 to 3.81% in the first nine months of 2024. The increase in yield was primarily due to the balance sheet repositioning strategies that the Company implemented during 2023.

Interest Expense. Interest expense increased $3.2 million, or 55.2%, to $9.0 million for the nine months ended September 30, 2024, from $5.8 million for the nine months ended September 30, 2023. This increase was primarily due to a $3.3 million increase in interest expense on deposits. The increase in interest expense on deposits was primarily due to a 118 basis point increase in the average rate paid on deposits and a $31.8 million increase in average interest-bearing deposits outstanding from the first nine months of 2023 to the first nine months of 2024. The increase in interest expense on deposits was primarily due to the increase in market rates of interest and a shift in our deposit mix. As market rates increased, many of our deposit customers transferred funds from noninterest bearing checking accounts and lower rate deposit accounts into higher rate certificates of deposit. The average balance of noninterest bearing checking accounts decreased $7.2 million, or 9.3%, NOW accounts decreased $2.3 million, or 7.6%, savings accounts decreased $11.3 million, or 20.8%, and money market accounts decreased $15.3 million, or 15.0%, respectively, from the first nine months of 2023 to the first nine months of 2024. During the same period, the average balance of certificates of deposits increased $60.7 million, or 57.9%. Interest expense on certificates of deposit increased $3.2 million from the first nine months of 2023 to the first nine months of 2024 as a result of the increase in average balance and also a 150 basis point increase in the average rate paid on these accounts.

Net Interest Income. Net interest income decreased $24,000, or 0.3%, to $9.2 million for the nine months ended September 30, 2024. This decrease was primarily due to a $3.2 million increase in interest expense, partially offset by a $3.2 million increase in interest and dividend income. Our net interest rate spread decreased 25 basis points to 1.72% for the nine months ended September 30, 2024, from 1.97% for the nine months ended September 30, 2023. Our net interest margin decreased 10 basis points to 2.36%, from 2.46% over the same period.

Provision for Credit Losses. The provision for credit losses was $225,000 for the nine months ended September 30, 2024 and the nine months ended September 30, 2023, respectively. The provision was primarily due to an increase in average loans outstanding for the nine months ended September 30, 2024 and an increase in average loans outstanding and loan commitments that are expected to fund for the nine months ended September 30, 2024 and the nine months ended September 30, 2023.

Noninterest Income. Noninterest income increased $2.3 million, to $2.6 million for the nine months ended September 30, 2024, from $306,000 for the nine months ended September 30, 2023. The increase was primarily due to a $1.9 million net loss on sale of securities during the nine months ended September 30, 2023, a $439,000 increase in the unrealized gain on marketable equity securities and a $184,000 increase in net gain on sale of loans, partially offset by a $230,000 decrease in other noninterest income. The loss on sale of securities was a result of the balance sheet repositioning strategies that the Company implemented during 2023. The increase in unrealized gains on marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market value of equity securities in noninterest expense. The increase in net gain on sale of loans is primarily due to an increase in the origination and sale of mortgage loans, which increased to $17.1 million and $17.6 million, respectively during the first nine months of 2024, compared to $8.9 million and $8.8 million, respectively, during the first nine months of 2023. The decrease in other noninterest income was primarily due to a $157,000 gain from the collection of benefits from a bank owned life insurance policy received in the second quarter of 2023 and a $110,000 gain on the sale of our former branch facility in West Allis in the third quarter of 2023.

Noninterest Expense. Noninterest expense increased $319,000, or 2.5%, to $13.1 million for the nine months ended September 30, 2024 from $12.8 million for the nine months ended September 30, 2023. The increase was primarily due to a $439,000 increase in unrealized gains on marketable equity securities and a $374,000 increase in other noninterest expenses, partially offset by a $332,000 decrease in salaries and benefits expense. The increase in unrealized gains on marketable equity securities was due to an increase in the market value of mutual funds held in our deferred compensation plan. We record an offsetting amount for the change in the market value of equity securities in noninterest income. The increase in other noninterest expense was primarily due to $358,000 in professional fees related to the renegotiation and renewal of our core data processing contract. The renegotiation of this contract is expected to result in a $1.5 million reduction in data processing expenses over the term of the contract. The decrease in salaries and benefits expense was primarily the result of cost savings initiatives implemented by the Company, including the review of all open positions prior to rehiring and a reduction-in-force ("RIF") implemented in April 2023. These actions have resulted in a reduction in the number of full-time equivalent employees from 106 at September 30, 2022, to 88 at September 30, 2024. The positive impact of these initiatives was partially offset by a $176,000 increase in deferred compensation expense as a result of an increase in the value of our stock held in the deferred compensation plan during this period.

Income Tax Expense. We recorded an income tax benefit of $557,000 for the nine months ended September 30, 2024, compared to income tax expense of $1.0 million for the nine months ended September 30, 2023. The change in income tax expense (benefit) was primarily due to the impact of the change in Wisconsin tax law in July 2023. As a result of this change in tax law, we did not record any income tax benefit for Wisconsin state taxes for the nine months ended September 30, 2024. In addition, during the second quarter of 2023, this tax law change resulted in a $1.8 million increase in the valuation allowance for deferred tax assets and the recording of a $98,000 reduction in tax benefits previously booked for the six months ended June 30, 2023.

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

The table below sets forth, as of September 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

Change in Interest Rates (basis points) (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)
+400	$12,925	(4.87)%
+300	13,174	(3.04)%
+200	13,431	(1.15)%
+100	13,471	(0.85)%
Level	13,587	—%
-100	13,476	(0.82)%
-200	13,242	(2.54)%
-300	13,488	(0.73)%
-400	13,478	(0.80)%

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

The table below sets forth, as of September 30, 2024, the estimated changes in our EVE that would result from the designated instantaneous changes in market interest rates. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in EVE
Basis Point (“bp”) Change in Interest Rates(1)	Estimated EVE(2)	Amount	Percent
	(Dollars in thousands)
+400	$63,018	$(4,942)	(7.27)%
+300	64,993	(2,967)	(4.37)%
+200	66,942	(1,018)	(1.50)%
+100	68,428	468	0.69%
Level	67,960	—	—
-100	68,000	40	0.06%
-200	66,772	(1,188)	(1.75)%
-300	63,421	(4,539)	(6.68)%
-400	60,275	(7,685)	(11.31)%

(1)
Assumes an instantaneous uniform change in interest rates at all maturities.
(2)
EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2024, in the event of a 100-basis point increase in interest rates, we would have experienced a 0.69% increase in our EVE and in the event of a 100-basis point decrease in interest rates, we would have experienced a 0.06% increase in our EVE. In the event of a 200-basis point increase in interest rates at September 30, 2024, we would have experienced a 1.50% decrease in our EVE and in the event of a 200-basis point decrease in interest rates, we would have experienced a 1.75% decrease in our EVE.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, FHLB advances, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. At September 30, 2024, we had $75.8 million outstanding in FHLB advances. At September 30, 2024, we had $92.5 million in additional borrowing capacity at the Federal Home Loan Bank of Chicago, based on the level of qualifying real estate loans currently pledged to the FHLB. Additionally, at September 30, 2024, we had a $12.0 million federal funds line of credit with the BMO Harris Bank, none of which was drawn at September 30, 2024. The Company also had an $11.3 million line of credit at the Federal Reserve based on pledged commercial real estate loans of approximately $13.7 million at September 30, 2024. The Company had not drawn on the Federal Reserve line as of September 30, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $342,000 for the nine months ended September 30, 2024, as compared to cash used in operating activities of $324,000 for the nine months ended September 30, 2023. Net cash provided by operating activities for the nine months ended September 30, 2024 primarily consisted of $17.6 million in proceeds from the sale of mortgage loans held for sale and a $1.4 million increase in accrued interest payable and other liabilities, partially offset by the origination of $17.1 million in mortgage loans held for sale, a $981,000 net loss and a $726,000 increase in the fair value of marketable equity securities. Net cash used in operating activities for the nine months ended September 30, 2023 primarily consisted of the origination of $8.9 million in mortgage loans held for sale and a $4.5 million net loss, partially offset by $8.8 million in proceeds from the sale of mortgage loans held for sale, a $1.9 million net loss on sale of available-for-sale securities and deferred income tax expense of $1.0 million. Net cash provided by investing activities was $8.1 million for the nine months ended September 30, 2024, as compared to net cash used in investing activities of $16.4 million for the nine months ended September 30, 2023. Net cash provided by investing activities during the nine months ended September 30, 2024 consisted primarily of $13.6 million from maturities, calls and payments on available-for-sale securities, partially offset by a $2.9 million increase in loans and $2.0 million in purchases of available-for-sale securities. Net cash used in investing activities during the nine months ended September 30, 2023 consisted primarily of a $23.5 million increase in loans, the purchase of $21.4 million of available-for-sale securities and a $1.4 million increase in FHLB stock, partially offset by $19.5 million in proceeds from sales of available-for-sale securities and $9.7 million from maturities, calls and payments on available-for-sale securities. Net cash provided by financing activities was $4.0 million for the nine months ended September 30, 2024, as compared to $15.0 million for the nine months ended September 30, 2023. Net cash provided by financing activities for the first nine months of 2024 primarily resulted from borrowings of $72.0 million of FHLB advances and an $8.5 million increase in advance payments by borrowers for taxes and insurance, partially offset by $67.2 million in principal payments on FHLB advances, an $8.4 million decrease in deposits and $1.0 million in stock repurchases. Net cash provided by financing activities for the first nine months of 2023 primarily resulted from $100.5 million of FHLB advances and a $9.2 million increase in advance payments by borrowers for taxes and insurance, partially offset by $93.5 million in principal payments on FHLB advances and a $748,000 decrease in deposits.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments based on our current strategy to increase core deposits, along with the continued use of FHLB advances, as well as brokered certificates of deposit as needed.

Capital

At September 30, 2024, PyraMax Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $63.1 million, or 11.2% of adjusted total assets, which is above the well-capitalized required level of $28.2 million, or 5.0%. The Bank had total risk-based capital of $68.1 million, or 16.0% of risk-weighted assets, which is above the well-capitalized required level of $42.5 million, or 10.0%. Management is not aware of any conditions or events since the most recent notification that would change our category. For additional information, see Note 13 of the Notes to Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Common Stock Repurchases. The following table presents information regarding shares of our common stock repurchased during the three months ended September 30, 2024.

Period	Total Number of Shares (or Units) Purchases (1)	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

July 1 to July 31, 2024	2,047	8.11	2,047	438,375
August 1 to August 31, 2024	4,557	8.75	4,557	433,818
September 1 to September 30, 2024	10,932	9.16	10,932	422,886

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

On April 28, 2023, the Company adopted a second stock repurchase program. On June 9, 2023, the Company received a non-objection letter from the FRB permitting the Company to repurchase 621,522 shares of its common stock, which represented 10% of the shares outstanding at the time discussions were held with the FRB. The Company began purchasing shares on June 15, 2023 and as of September 30, 2024, the Company had repurchased 198,636 shares for a total purchase price of $1.5 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers.

During the three and nine months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101.0

The following materials for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements *

104.0	The cover page of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in iXBRL (contained in Exhibit 101.0) *

_____________

* Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

1895 BANCORP OF WISCONSIN, INC.

Date: November 8, 2024	/s/ David R. Ball
David R. Ball
President and Chief Executive Officer

Date: November 8, 2024	/s/ Steven T. Klitzing
Steven T. Klitzing
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)